Form 10-Q
period 2021-03-31
Corsair Partnering Corp
filed 2021-05-20
CIK 1842659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40285

Corsair Partnering Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

717 Fifth Avenue, 24th Floor New York, NY	10022
(Address of principal executive offices)	Zip Code

(212) 224-9400
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☒   No ☐

As of May 14, 2021, zero Class A ordinary shares, par value $0.0001, 250,000 Class B ordinary shares, par value $0.0001 and 1,437,500 Class F ordinary shares, par value $0.0001 were issued and outstanding.

CORSAIR PARTNERING CORPORATION

FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Balance Sheet March 31, 2021 (unaudited)	3
Statement of Operations For the period from January 1, 2021 (commencement of operations) through March 31, 2021 (unaudited)	4
Statement of Changes in Shareholder’s Equity (Deficit) For the Period from January 1, 2021 (commencement of operations) through to March 31, 2021 (unaudited)	5
Condensed Statement Of Cash Flows For the period from January 1, 2021 (commencement of operations) through March 31, 2021 (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Signatures	23

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CORSAIR PARTNERING CORPORATION

BALANCE SHEET
March 31, 2021
(unaudited)

ASSETS
Current assets, cash	$25,100
Total current assets	25,100
Deferred offering costs associated with proposed public offering	537,946
Total Assets	$563,046

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts payable	$23,175
Accrued expenses	378,301
Note payable – related party	170,590
Total current liabilities	572,066

Commitments and contingencies

Stockholder’s deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; authorized 380,000,000 shares; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	25
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,437,500 shares issued and outstanding	144
Additional paid-in capital	24,831
Accumulated deficit	(34,020)
Total stockholder’s equity (deficit)	(9,020)
Total Liabilities and Stockholder’s Equity (Deficit)	$563,046

(1) This number includes up to 187,500 shares of Class F ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

(2) On January 21, 2021, the initial shareholders exchanged 130,000 Class F ordinary shares on a one for-one basis for Class B ordinary shares and (y) surrendered 157,500 Class F ordinary shares. On April 30, 2021, the initial shareholders surrendered 575,000 Class F ordinary shares for no consideration, resulting in an aggregate of 1,437,500 Class F ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders (see Note 4).

See accompanying notes to financial statements

Index
CORSAIR PARTNERING CORPORATION

STATEMENT OF OPERATIONS
For the period from January 1, 2021 (commencement of operations) through March 31, 2021
(unaudited)

General and administrative expenses	$34,020
Net loss	(34,020)

Weighted average ordinary shares outstanding, basic and diluted	1,500,000

Basic and diluted net loss per ordinary share	$(0.02)

(1) This number excludes an aggregate of up to 187,500 shares of Class F ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

(2) On January 21, 2021, the initial shareholders exchanged 130,000 Class F ordinary shares on a one for-one basis for Class B ordinary shares and (y) surrendered 157,500 Class F ordinary shares. On April 30, 2021, the initial shareholders surrendered 575,000 Class F ordinary shares for no consideration, resulting in an aggregate of 1,437,500 Class F ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders (see Note 4).

See accompanying notes to financial statements

Index
CORSAIR PARTNERING CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)
For the PERIOD from January 1, 2021 (commencement of operations) through to March 31, 2021
(unaudited)

	Ordinary Shares						Additional Paid-In Capital	Accumulated Deficit	Total Shareholder’s Equity (Deficit)
	Class A		Class B		Class F
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – January 1, 2021 (commencement of operations)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	250,000	25	-	-	18,725	-	18,750
Issuance of Class F ordinary shares to Sponsor (1)(2)	-	-	-	-	1,437,500	144	6,106	-	6,250
Net loss	-	-	-	-	-	-	-	(34,020)	(34,020)
Balance - March 31, 2021 (unaudited)	-	$-	250,000	$25	1,437,500	$144	$24,831	$(34,020)	$(9,020)

(1) This number includes up to 187,500 Class F ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

(2) On January 21, 2021, the initial shareholders exchanged 130,000 Class F ordinary shares on a one-for-one basis for Class B ordinary shares and (y) surrendered 157,500 Class F ordinary shares. On April 30, 2021, the initial shareholders surrendered 575,000 Class F ordinary shares for no consideration, resulting in an aggregate of 1,437,500 Class F ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders (see Note 4).

See accompanying notes to financial statements

Index
CORSAIR PARTNERING CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
For the period from January 1, 2021 (commencement of operations) through March 31, 2021
(unaudited)

Cash flows from operating activities
Net loss	$(34,020)
Adjustments to reconcile net loss to net cash from operating activities	-
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	18,750
General and administrative expenses paid by related party in exchange for issuance of Class F ordinary shares	6,250
General and administrative expenses paid by related party under promissory note	719
Changes in operating assets and liabilities:
Accrued expenses	8,301
Net cash used in operating activities	-
Cash flows from financing activities
Proceeds from note payable to related party	25,100
Net cash provided by financing activities	25,100
Net change in cash	25,100
Cash, beginning of period	-
Cash, end of period	$25,100

Supplemental disclosure of noncash activities:
Prepaid expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	$-
Prepaid expenses paid in exchange for issuance of Class F ordinary shares to Sponsor	$-
Deferred offering costs included in accounts payable	$23,175
Deferred offering costs included in accrued expenses	$370,000
Deferred offering costs paid by related party under promissory note	$144,771

See accompanying notes to financial statements

Index
CORSAIR PARTNERING CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.    Organization and Business Operations

Incorporation

We are a newly organized company incorporated on December 29, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses, which we refer to as a “partnering transaction.”, and changed our name to “Corsair Partnering Corporation” (“the Company”) on January 9, 2021.

Sponsor

The Company’s sponsor is Corsair Partnering Sponsor LP, a Cayman Islands limited partnership (the “Sponsor”). On January 8, 2021, an affiliate of the Company temporarily subscribed for (a) 2,300,000 Founder Shares (as defined in Note 4) in exchange for a capital contribution of $6,250, or approximately $0.003 per share and (b) 120,000 Performance Shares (as defined in Note 4) for a capital contribution of $18,750, or approximately $0.0750 per share and on January 21, 2021 (x) exchanged 130,000 Founder Shares on a one for one basis for Performance Shares and (y) surrendered 157,500 Founder Shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021, the Sponsor surrendered 575,000 Founder Shares for no consideration, such that at the date hereof, there are 1,437,500 Founder Shares and 250,000 Performance Shares issued and outstanding (with up to 187,500 Founder Shares that will be subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company has not selected any business to partner with and has not, nor has anyone on the Company’s behalf, engaged in any substantive discussions, directly or indirectly, with respect to a specific Partnering Transaction. The Company may pursue a Partnering Transaction in any business or industry but expect to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has neither engaged in any operations nor generated revenue to date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its proposed initial public offering (the “Proposed Offering”) as described below, although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that the Company will be able to successfully complete a Partnering Transaction.

Financing

The Company’s ability to sustain operations is contingent upon obtaining adequate financial resources through the Proposed Offering of 25,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit (or 28,750,000 units if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3, and the sale of 5,000,000 warrants (or 5,500,000 warrants if the underwriters’ over-allotment option is exercised in full) (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor that will close simultaneously with the Proposed Offering.

Index
Trust Account

The Company must complete a Partnering Transaction with one or more partner candidate businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Partnering Transaction. However, the Company will only complete a Partnering Transaction if the post-transaction company owns or acquires 50% or more of the voting securities of the partner candidate or otherwise acquires a controlling interest in the partner candidate sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Proposed Offering, management will agree that an amount equal to at least $10.00 per Unit sold in the Proposed Offering, including the proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

The Company’s certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company for withdrawals (the “permitted withdrawals”) to pay taxes including income and franchise taxes and to withdraw up to $100,000 in dissolution expenses in the event the Company does not complete the Partnering Transaction within the Partnering Period (as defined below), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the ordinary shares included in the Units being sold in the Proposed Offering (the “Public Shares”) to its holders (the “Public Shareholders”) properly tendered in connection with a shareholder vote to amend certain provisions of the Company’s certificate of incorporation prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).

The Company, after signing a definitive agreement for a Partnering Transaction, will either (i) seek shareholder approval of the Partnering Transaction at a meeting called for such purpose in connection with which Public Shareholders may seek to redeem their Public shares, regardless of whether they vote for or against the Partnering Transaction or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Partnering Transaction, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such ordinary shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Proposed Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The decision as to whether the Company will seek shareholder approval of the Partnering Transaction or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will complete its Partnering Transaction only if a majority of the outstanding ordinary shares voted are voted in favor of the Partnering Transaction. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of the Company’s initial Partnering Transaction. In such case, the Company would not proceed with the redemption of its Public Shares and the related Partnering Transaction, and instead may search for an alternate Partnering Transaction.

The Company will only have 24 months (or 27 months if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) from the closing of the Proposed Offering to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and shareholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Index
The holders of the Founder Shares immediately prior to the Proposed Offering (the “Initial Shareholders”) will enter into a letter agreement with the Company, pursuant to which they will agree to (i) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with  respect to any Founder Shares they hold if the Company fails to complete the Partnering Transaction within 24 months of the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

Pursuant to the letter agreement, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act.

Note 2.     Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The accompanying unaudited financial statements as of March 31, 2021 and for the three months ended March 31, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021, or for any future period.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as of March 31, 2021, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor and the Sponsor has the financial wherewithal to fund the Company that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Proposed Offering or a minimum one year from the date of issuance of these financial statements.

The Company had no activity for the period from December 29, 2020 (inception) through December 31, 2020. Accordingly, the balance sheet, statement of operations and statement of cash flows for the period from December 29, 2020 (inception) through December 31, 2020 are not presented.

Index
Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of Class B and Class F ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury method. Weighted average shares at March 31, 2021 were reduced for the effect of an aggregate of 187,500 Class F ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury method. As a result, diluted loss per ordinary share is the same as basic loss per share of ordinary shares for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Index
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities will be classified in the balance sheet as current or noncurrent based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of March 31, 2021, there were no derivative instruments.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Deferred offering costs consisted principally of legal costs incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to capital upon the receipt of the capital raised, or charged to operations if the Proposed Offering is not completed.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3.     Proposed Offering

Pursuant to the Proposed Offering, the Company intends to offer for sale 25,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Index
Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of the final prospectus relating to the Proposed Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Proposed Offering price less the underwriting discounts and commissions.

The underwriters will be entitled to an underwriting discount of $0.20 per unit, or $2.5 million in the aggregate (or approximately $2.9 million in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Proposed Offering. In addition, $0.35 per unit, or approximately $8.8 million in the aggregate (or approximately $10.1 million in the aggregate if the underwriters’ over-allotment option is exercised in full) will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Partnering Transaction, subject to the terms of the underwriting agreement.

Note 4.     Related Party Transactions

Founder Shares and Performance Shares

On January 8, 2021, an affiliate of the Company paid for certain expenses on behalf of the Company (a) of $6,250 in exchange for 2,300,000 Class F ordinary shares (the “Founder Shares”), and (b) of $18,750 in exchange for 300,000 Class B ordinary shares (the “Performance Shares”). On January 21, 2021, such affiliate surrendered 157,500 Class F ordinary shares and exchanged 130,000 Class F ordinary shares for a corresponding number of Class B ordinary shares by way of repurchase of each Class F ordinary share at par and applying such repurchase consideration for the payment of the Class B ordinary shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021 the Sponsor surrendered 575,000 Founder Shares for no consideration. All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders. Of the 1,437,500 Founder Shares outstanding, up to 187,500 of the Founder Shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. The Founder Shares will be entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding ordinary shares  prior to the completion of the Partnering Transaction.

The Initial Shareholders will agree not to transfer, assign or sell (i) any of its Performance Shares except to any permitted transferees which will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares, and (ii) any of its Class A ordinary shares deliverable upon conversion of the Performance Shares for 2 years following the completion of the Partnering Transaction. In connection with this arrangement, the Sponsor will also agree not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) 180 days after the completion of the Partnering Transaction and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Partnering Transaction that results in all of the Company’s shareholders having the right to exchange their  Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

Private Placement Warrants

The Sponsor will agree to purchase an aggregate of 5,000,000 Private Placement Warrants (or 5,500,000 Private Placement Warrants if the underwriters’ over-allotment option is exercised in full), at a price of $1.50 per Private Placement Warrant ($7.5 million in the aggregate, or approximately $8.3 million if the underwriters’ over-allotment option is exercised in full) in a private placement that will occur simultaneously with the closing of the Proposed public Offering.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. The proceeds from the Private Placement Warrants will be added to the proceeds from the Proposed Offering to be held in the Trust Account. If the Company does not complete a Partnering Transaction within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Index
The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Partnering Transaction.

Related Party Loans

On January 8, 2021, an affiliate of the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to this Proposed Offering. This loan is payable without interest on the earlier of December 31, 2021, or the completion of the Proposed Offering. As of March 31, 2021, the Company borrowed approximately $171,000. Subsequent to March 31, 2021, the Company borrowed approximately $23,000, for a total of approximately $194,000 under the Note.

In order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Partnering Transaction entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company may agree to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $15,000 per month.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company or their affiliates.

Note 5.     Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Performance Shares, Forward Purchase Securities, Private Placement Warrants and private placement warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, and private placement warrants may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Performance Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and close of the Proposed Offering and/or search for a partner candidate company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index
Note 6.     Derivative Warrant Liabilities

As of March 31, 2021, there were no warrants outstanding. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment, as discussed below, at any time commencing 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this quarterly report forms a part of a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of the Partnering Transaction, or earlier upon redemption or liquidation. In addition, if the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the Partnering Transaction, including the forward purchase shares, at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Partnering Transaction on the date of the consummation of the Partnering Transaction (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the Partnering Transaction (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 110% of the higher of the Market Value and the $15.00 redemption price trigger described below will be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Partnering Transaction, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Index
The Company may also redeem the Public Warrants, in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the warrants are exercisable,

•	upon a minimum of 30 days’ prior written notice of redemption,

•
if, and only if, the last sales price of the Class A ordinary shares equals or exceeds $15.00 per share for any 20 trading days within a 30 trading day period (the “30-day trading period”) ending three business days before the Company sends the notice of redemption, and

•
if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Partnering Transaction within the Partnering Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Company will account for the 13,333,333 warrants to be issued in connection with the Proposed Offering (the 8,333,333 warrants included in the units and the 5,000,000 private placement warrants, assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrantholders (but not all shareholders) in the event of a tender offer.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Proposed Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 7.     Shareholder’s Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2021, there are no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class F Ordinary Shares—The Company is authorized to issue 50,000,000 Class F ordinary shares with a par value of $0.0001 per share. As of March 31, 2021, the Company had 1,437,500 Class F ordinary shares issued which amounts have been adjusted to reflect the share exchange and share surrenders as discussed in Note 4. Of the 1,437,500 Class F ordinary shares outstanding, up to 187,500 shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. The Class F ordinary shares will be entitled to (together with the Class B ordinary shares) a number of votes representing 20% of the Company’s outstanding ordinary shares prior to the completion of the Partnering Transaction.

Index
The Class F ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Partnering Transaction on a one-for-one basis, subject to adjustment, for share splits, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Partnering Transaction, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 5% of the total number of as-converted Class A ordinary shares outstanding after such conversion (including the forward purchase securities), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Partnering Transaction; provided that such conversion of Founder Shares into Class A ordinary shares will never occur on a less than one-for-one basis.

For so long as any Class F ordinary shares remain outstanding, the Company may not, without the prior vote or written consent of the holders of a majority of the Class F ordinary shares then outstanding, voting separately as a single class, amend, alter or repeal any provision of the Company’s certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Class F ordinary shares. Any action required or permitted to be taken at any meeting of the holders of Class F ordinary shares may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of the outstanding Class F ordinary shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all Class F ordinary shares were present and voted.

Class B Ordinary Shares—The Company is authorized to issue 1,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2021, there were 250,000 Class B ordinary shares and issued and outstanding, which amounts have been adjusted to reflect the share exchange as discussed in Note 4.

On the last day of each fiscal year following the completion of a Partnering Transaction (and, with respect to any year in which the Company has a change of control or in which the Company liquidates, dissolves or winds up, on the business day immediately prior to such event instead of on the last day of such fiscal year), 25,000 Class B ordinary shares will automatically convert into Class A ordinary shares (“conversion shares”), as follows:

•
If the price per share of Class A ordinary shares has not exceeded $10.00 for 20 out of 30 consecutive trading days at any time following completion of the Partnering Transaction, the number of conversion shares for any fiscal year will be 2,500 Class A ordinary shares.

•
If the price per share of Class A ordinary shares exceeded $10.00 for 20 out of any 30 consecutive trading days at any time following completion of the Partnering Transaction, then the number of conversion shares for any fiscal year will be the greater  of:

o
20% of the increase in the price of one Class A share, year-over-year but in respect of the increase above the relevant “price threshold” (as defined below), multiplied by the number of Class A ordinary shares outstanding at the close of the Partnering Transaction, excluding those Class A ordinary shares received by the Sponsor through the Class F ordinary shares, divided by the annual volume weighted average price of Class A ordinary shares for such fiscal year (the “annual VWAP”) and

o	2,500 Class A ordinary shares.

•
The increase in the price of Class A ordinary shares will be based on the annual VWAP for the relevant fiscal year, it being understood that with respect to the 10th fiscal year following the Partnering Transaction the conversion calculation for the remaining 25,000 Performance Shares, the calculation described in the immediately preceding bullet will be based on the greater of (i) the annual VWAP for such fiscal year and (ii) the volume-weighted average price of Class A ordinary shares over the last 20 trading days for such fiscal year.

For purposes of the foregoing calculations, the “price threshold” will initially equal $10.00 for the first fiscal year following completion of the Partnering Transaction and will thereafter be adjusted at the beginning of each subsequent fiscal year to be equal to the greater of (i) the annual VWAP for the immediately preceding fiscal year and (ii) the price threshold for the preceding fiscal year.

Index
For so long as any Class B ordinary shares remain outstanding, including prior to the Partnering Transaction, in connection with the Partnering Transaction, or following the Partnering Transaction, the Company may not, without the prior vote or written consent of the holders of a majority of the Performance Shares then outstanding, voting separately as a single class, (A) amend, alter or repeal any provision the amended and restated certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Class B ordinary shares, (B) change the Company’s fiscal year, (C) increase the number of directors on the board, (D) pay any dividends or effect any split on any of the Company’s capital stock, (E) adopt any shareholder rights plan, (F) acquire any entity or business with assets at a purchase price greater than 10% or more of the Company’s total assets or (G) issue any Class A shares in excess of 20% of the Company’s then outstanding Class A shares or that would otherwise require a shareholder vote pursuant to the rules of the stock exchange on which the Class A shares are then listed.

Note 8.     Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 20, 2021, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.

Subsequent to March 31, 2021, the Company borrowed approximately $23,000, for a total of approximately $194,000 under the Note. On April 30, 2021 the Sponsor surrendered 575,000 Founder Shares for no consideration. All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrender.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, unless otherwise stated, references to “we,” “us,” “our” or “the company” refer to Corsair Partnering Corporation The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.

This report contains forward-looking statements regarding our plans and objectives for future operations. Our forward-looking statements include, but are not limited to, statements regarding our expectations, beliefs, intentions and strategies regarding the future and projections, forecasts or other characterizations of future events. This information involves risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us as of the date hereof. We assume no obligation to update any such forward-looking statements, except as may be required by applicable securities laws.

Overview

We are a newly organized company incorporated on December 29, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses, which we refer to as a “partnering transaction.”, and changed our name to “Corsair Partnering Corporation” on January 9, 2021. We intend to complete an initial public offering (the “Proposed Offering”) and use the proceeds therefrom to effect such transaction and fund related operations. On March 8, 2021, pursuant to the Securities Act of 1933, as amended (the “Securities Act”), we filed a registration statement on Form S-1 (File No. 333-254003) (the “Form S-1 Registration Statement”) with respect to the offering of up to 40,250,000 units (including 5,250,000 units subject to the underwriter’s option to purchase additional units) of the company, with each unit comprised of (i) one Class A ordinary share and (ii) one-third of one warrant to purchase one of our Class A ordinary shares, The Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission on March 23, 2021.

Index
On May 7, 2021, we filed a post-effective amendment to the Form S-1 Registration Statement which, among other things, changed the terms of the Proposed Offering to an offering of up to 25,000,000 units (or 28,750,000 if the underwriters’ option to purchase additional units is exercised), with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share. To date, we have not engaged in any business operations, other than organizational activities and activities related to the Proposed Offering. The Proposed Offering has not been consummated as of the date hereof as a result of adverse market conditions.

We have not selected any specific partnering candidate and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any partnering candidate with respect to a partnering transaction with us. We intend to effectuate our partnering transaction using cash from the proceeds of the Proposed Offering and the private placement of private placement warrants, the proceeds of the sale of our shares in connection with our partnering transaction (pursuant to forward purchase agreements or backstop agreements we expect to enter into following the consummation of the Proposed Offering or otherwise), shares issued to the owners of the partnering candidate, debt issued to bank or other lenders or the owners of the partnering candidate, or a combination of the foregoing.

Results of Operations and Known Trends or Future Events

We have neither engaged in any business operations nor generated any operating revenues to date. Our entire activity since inception has been to prepare for our Proposed Offering and to seek to remove our securities from registration. We do not currently generate any operating revenues and do not expect to engage in any significant business operations that will provide operating revenues or expenses in the future.

As indicated in the accompanying financial statements, at March 31, 2021, we had $25,100, in cash and a working capital deficit of $546,966.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through a payment of $25,000 from our sponsor to cover for certain offering costs in exchange for the issuance of the founder shares and the performance shares to our sponsor and up to $300,000 in loans available from our sponsor.

We estimate that the net proceeds from the sale of the units in the Proposed Offering and the sale of the private placement warrants for an aggregate purchase price of $257,500,000 (or $295,750,000 if the underwriters’ over-allotment option is exercised in full), after deducting offering expenses of approximately $1,500,000 and underwriting commissions of $5,000,000 (or $5,750,000 if the underwriters’ over-allotment option is exercised in full) will be approximately $251,000,000 (or approximately $288,500,000 if the underwriters’ over-allotment option is exercised in full). $250.0 million (or $287.5 million if the underwriters’ over-allotment option is exercised in full) will be held in the trust account. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining approximately $1,000,000 will not be held in the trust account. In the event that our offering expenses exceed our estimate of $1,500,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial partnering transaction. We may make permitted withdrawals from the trust account. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our partnering transaction, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the partnering candidate or candidates, make other acquisitions and pursue our growth strategies.

Index
Prior to the completion of our partnering transaction, we will have available to us the approximately $1,000,000 of proceeds held outside the trust account. We will use these funds to primarily identify and evaluate partnering candidates, perform business due diligence on prospective partnering candidates, travel to and from the offices, plants or similar locations of prospective partnering candidates or their representatives or owners, review corporate documents and material agreements of prospective partnering candidates, and structure, negotiate and complete a partnering transaction.

We do not believe we will need to raise additional funds following the Proposed Offering in order to meet the expenditures required for operating our business prior to our partnering transaction. However, if our estimates of the costs of identifying a partnering candidate, undertaking in-depth due diligence and negotiating a partnering transaction are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our partnering transaction. In order to fund working capital deficiencies or finance transaction costs in connection with an intended partnering transaction, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our partnering transaction, we would repay such loaned amounts. In the event that our partnering transaction does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post partnering transaction entity at a price of $1.50 per private placement warrant at the option of the lender (which units will immediately split into Class A ordinary shares and warrants). The private placement warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our partnering transaction, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $400,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting potential partnering transactions; $150,000 for legal and accounting fees related to regulatory reporting requirements; $75,000 for NYSE continued listing fees and approximately $80,000 for general working capital that will be used for miscellaneous expenses and reserves. We may also pay up to $15,000 per month to an affiliate of our sponsor for office space, secretarial and administrative services provided to members of our management team.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a partnering candidate or as a down payment or to fund a “no-shop” provision (a provision designed to keep partnering candidates from “shopping” around for transactions with other companies or investors on terms more favorable to such partnering candidates) with respect to a particular proposed partnering transaction, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a partnering candidate, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific partnering transaction and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective partnering candidates. We do not believe we will need to raise additional funds following the Proposed Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a partnering candidate, undertaking in-depth due diligence and negotiating a partnering transaction are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our partnering transaction.

Moreover, we may need to obtain additional financing to complete our partnering transaction, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the partnering transaction, in which case we may issue additional securities or incur debt in connection with such partnering transaction. If we do not complete our partnering transaction because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our partnering transaction, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Index
Off-balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item,.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 8, 2021 (inception) through March 31, 2021, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in the Post-Effective Amendment to the Registration Statement on Form S-1 relating to the Proposed Offering filed with the SEC on May 7, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in the Post-Effective Amendment to the Registration Statement on Form S-1 relating to the Proposed Offering filed with the SEC on May 7, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 9, 2021, one of our affiliates purchased an aggregate of (a) 2,300,000 founder shares in exchange for a capital contribution of $6,250, or approximately $0.0043 per share and (b) 120,000 performance shares for a capital contribution of $18,750, or approximately $0.0750 per share, and on January 21, 2021 (x) exchanged 130,000 founder shares on a one for one basis for performance shares and (y) surrendered 157,500 founder shares. Such founder shares and performance shares were assigned to our sponsor on January 28, 2021. On April 30, 2021, our sponsor surrendered 575,000 founder shares for no consideration, such that at the date hereof, there are 1,437,500 founder shares and 250,000 performance shares issued and outstanding. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, and were subsequently transferred to our sponsor pursuant to Regulation S under the Securities Act. The number of founder shares outstanding was determined based on the expectation that the total size of the Proposed Offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option is exercised in full and therefore that such founder shares would represent 5% of the outstanding Class A ordinary shares issued in the Proposed Offering. Up to 187,500 of these shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised in connection with the Proposed Offering. The Proposed Offering has not been consummated as od the date hereof.

Use of Proceeds

The effective date of the Form S-1 Registration Statement relating to our Public Offering of units, consisting of one ordinary share and one-third of one warrant to purchase one of our Class A ordinary shares, was March 23, 2021 as subsequently amended by the post-effective amendment to the Form S-1 Registration Statement dated May 7, 2021. The offering has been postponed due to market conditions, and none of our securities have been sold pursuant to the Form S-1 Registration Statement to date.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index
Item 6.	Exhibits

Exhibit Number	Description

3.1*	Memorandum and Articles of Association.
10.1*	Promissory Note issued to Corsair Capital Group, Ltd.
10.2*	Securities Subscription Agreement between Jeremy S. Schein and Corsair Partnering Corporation.
10.3*	Assignment and Assumption Agreement among the Registrant, Corsair Capital Group, Ltd. and Corsair Partnering Sponsor LP.
10.4*	Securities Assignment Agreement between Jeremy S. Schein and Corsair Partnering Sponsor LP.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Documnet
101.SCH*	XBRL Taxonomy Extension Schema Documnet
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Documnet
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Documnet
101.LAB*	XBRL Taxonomy Extension Lable Linkbase Documnet
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Documnet

* Filed herewith

** Furnished herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CORSAIR PARTNERING CORPORATION (Registrant)

	By:	/s/ D.T. Ignacio Jayanti
		Name:	D.T. Ignacio Jayanti
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul Cabral
		Name:	Paul Cabral
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 20, 2021