Form 10-Q
period 2021-06-30
Corsair Partnering Corp
filed 2021-08-13
CIK 1842659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2021
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
CORSAIR PARTNERING CORPORATION
(Exact name of registrant as specified in its charter)
Cayman Islands	001-40285	N/A
(State or other jurisdiction of incorporation or organization )	(Commission File Number)	(I.R.S. Employer Identification Number)
717 Fifth Avenue, 24th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 244-9400
Registrant’s telephone number, including area code:
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value	CORS	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CORS WS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CORS.U	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☒   No ☐

As of August 11, 2021, 28,090,000 Class A ordinary shares, par value $0.0001 per share, 250,000 shares of Class B ordinary shares, par value $0.0001 per share, and 1,250,000 Class F ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CORSAIR PARTNERING CORPORATION
Form 10-Q
For the Period Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2021 and the period from January 1, 2021 (Commencement of Operations) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2021 and the Period from January 1, 2021 (Commencement of Operations) Through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from January 1, 2021 (Commencement of Operations) Through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
Signatures		23

i

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021

Assets:
Current assets:
Cash	$25,100
Total current assets	25,100
Deferred offering costs	730,358
Total Assets	$755,458

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$544,028
Note payable - related party	231,047
Total Liabilities	775,075

Commitments and Contingencies

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	25
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,437,500 shares issued and outstanding (1)	144
Additional paid-in capital	24,831
Accumulated deficit	(44,617)
Total shareholders’ deficit	(19,617)
Total Liabilities and Shareholders’ Deficit	$755,458

(1)
This number includes up to 187,500 shares of Class F ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 15, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,090,000 Units. Subsequently, the Sponsor forfeited 220,000 Class F ordinary shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2021 and the Period from January 1, 2021 (Commencement of Operations) Through June 30, 2021

	For the Three Months Ended June 30, 2021	January 1, 2021 (Commencement of Operations) Through June 30, 2021

General and administrative expenses	$10,597	$44,617
Net loss	$(10,597)	$(44,617)

Weighted average ordinary shares outstanding, basic and diluted (1)	1,500,000	1,500,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.03)

(1)
This number includes up to 187,500 shares of Class F ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 15, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,090,000 Units. Subsequently, the Sponsor forfeited 220,000 Class F ordinary shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended June 30, 2021 and the Period from January 1, 2021 (Commencement of Operations) Through June 30, 2021

	Ordinary shares								Total
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021 (Commencement of Operations)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	250,000	25	-	-	18,725	-	18,750
Issuance of Class F ordinary shares to Sponsor (1)	-	-	-	-	1,437,500	144	6,106	-	6,250
Net loss	-	-	-	-	-	-	-	(34,020)	(34,020)
Balance - March 31, 2021 (unaudited)	-	-	250,000	25	1,437,500	144	24,831	(34,020)	(9,020)
Net loss	-	-	-	-	-	-	-	(10,597)	(10,597)
Balance - June 30, 2021 (unaudited)	-	$-	250,000	$25	1,437,500	$144	$24,831	$(44,617)	$(19,617)

(1)
This number includes up to 187,500 shares of Class F ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 15, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,090,000 Units. Subsequently, the Sponsor forfeited 220,000 Class F ordinary shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Period from January 1, 2021 (Commencement of Operations) Through the Period of June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(44,617)
Adjustments to reconcile net loss to net cash from operating activities	-
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	18,750
General and administrative expenses paid by related party in exchange for issuance of Class F ordinary shares	6,250
General and administrative expenses paid by related party under promissory note	16,113
Changes in operating assets and liabilities:
Accounts Payable	3,504
Net cash used in operating activities	-

Cash Flows from Financing Activities:
Loan proceeds received from related party	25,100
Net cash provided by financing activities	25,100

Net change in cash	25,100

Cash - beginning of the period	-
Cash - end of the period	$25,100

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$540,524
Offering costs paid by related party under promissory note	$189,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Incorporation

Corsair Partnering Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on December 29, 2020, and started commencement of operations on January 1, 2021.

Sponsor

The Company’s sponsor is Corsair Partnering Sponsor LP, a Cayman Islands limited partnership (the “Sponsor”). On January 8, 2021, an affiliate of the Company temporarily subscribed for (a) 2,300,000 Founder Shares (as defined in Note 4) in exchange for a capital contribution of $6,250, or approximately $0.003 per share and (b) 120,000 Class B Performance Shares (as defined in Note 4) for a capital contribution of $18,750, or approximately $0.0750 per share and on January 21, 2021 (x) exchanged 130,000 Founder Shares on a one for one basis for Performance Shares and (y) surrendered 157,500 Founder Shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021, the Sponsor surrendered 575,000 Founder Shares for no consideration, such that at the date hereof, there are 1,437,500 Founder Shares and 250,000 Performance Shares issued and outstanding (with up to 187,500 Founder Shares that will be subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its proposed initial public offering (the “Proposed Public Offering”) as described below, although substantially all of the net proceeds of the Proposed Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that the Company will be able to successfully complete a Partnering Transaction.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2021. On July 6, 2021, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, of which approximately $8.8 million and approximately $481,000 was for deferred underwriting commissions (see Note 6) and offering costs allocated to derivate warrant liabilities, respectively. On July 15, 2021, the underwriters purchased an additional 3,090,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,900,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.5 million (see Note 4).

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $250.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”), located in the United States and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

The Company must complete a Partnering Transaction with one or more partner candidate businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Partnering Transaction. However, the Company will only complete a Partnering Transaction if the post-transaction company owns or acquires 50% or more of the voting securities of the partner candidate or otherwise acquires a controlling interest in the partner candidate sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company’s certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company for withdrawals (the “permitted withdrawals”) to pay taxes including income and franchise taxes and to withdraw up to $100,000 in dissolution expenses in the event the Company does not complete the Partnering Transaction within the Partnering Period (as defined below), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the Public Shares to its holders (the “Public Shareholders”) properly tendered in connection with a shareholder vote to amend certain provisions of the Company’s certificate of incorporation prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).

The Company, after signing a definitive agreement for a Partnering Transaction, will either (i) seek shareholder approval of the Partnering Transaction at a meeting called for such purpose in connection with which Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Partnering Transaction or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Partnering Transaction, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such ordinary shares subject to possible redemption were recorded at redemption amount and classified as temporary equity, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially at $10.00 per Public Share. The decision as to whether the Company will seek shareholder approval of the Partnering Transaction or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will complete its Partnering Transaction only if a majority of the outstanding ordinary shares voted are voted in favor of the Partnering Transaction. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of the Company’s initial Partnering Transaction. In such case, the Company would not proceed with the redemption of its Public Shares and the related Partnering Transaction, and instead may search for an alternate Partnering Transaction.

The Company will only have 24 months (or 27 months if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) from the closing of the Initial Public Offering to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and shareholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The holders of the Founder Shares immediately prior to the Proposed Offering (the “Initial Shareholders”) will enter into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with  respect to any Founder Shares they hold if the Company fails to complete the Partnering Transaction within 24 months of the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

Pursuant to the letter agreement, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $25,100 in its operating bank account and working capital deficit of approximately $750,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover for certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares (as defined in Note 4), loan from the Sponsor under the Note (as defined in Note 4) of approximately $231,000, and an advance from Sponsor of $750,000 to be used in case the over-allotment option is exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Partnering Transaction or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on July 6, 2021 and July 2, 2021, respectively.

The Company had no activity for the period from December 29, 2020 (inception) through December 31, 2020. Accordingly, the balance sheet as of December 31, 2020 is not presented.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of Class B and Class F ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury method. Weighted average shares at June 30, 2021 were reduced for the effect of an aggregate of 187,500 Class F ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury method. As a result, diluted loss per ordinary share is the same as basic loss per share of ordinary shares for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Initial Public Offering are charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

FASB ASC Topic 740 “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On July 6, 2021, the Company consummated its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, of which approximately $8.8 million and approximately $481,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. Of the 25,000,000 Units sold in the Initial Public Offering, 1,000,000 Units with respect to which no underwriting discount is payable were purchased by certain parties.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares and Performance Shares

On January 8, 2021, an affiliate of the Company paid for certain expenses on behalf of the Company (a) of $6,250 in exchange for 2,300,000 Class F ordinary shares (the “Founder Shares”), and (b) of $18,750 in exchange for 300,000 Class B ordinary shares (the “Performance Shares”). On January 21, 2021, such affiliate surrendered 157,500 Class F ordinary shares and exchanged 130,000 Class F ordinary shares for a corresponding number of Class B ordinary shares by way of repurchase of each Class F ordinary share at par and applying such repurchase consideration for the payment of the Class B ordinary shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021 the Sponsor surrendered 575,000 Founder Shares for no consideration. Of the 1,437,500 Founder Shares outstanding, up to 187,500 of the Founder Shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. The Founder Shares will be entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding ordinary shares  prior to the completion of the Partnering Transaction On July 15, 2021, the underwriters purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequent forfeited 220,000 Class F ordinary shares.

The Initial Shareholders agreed not to transfer, assign or sell (i) any of its Performance Shares except to any permitted transferees which will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares, and (ii) any of its Class A ordinary shares deliverable upon conversion of the Performance Shares for 2 years following the completion of the Partnering Transaction. In connection with this arrangement, the Sponsor will also agree not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) 180 days after the completion of the Partnering Transaction and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Partnering Transaction that results in all of the Company’s shareholders having the right to exchange their  Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering on July 6, 2021, the Company consummated the Private Placement of 5,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.5 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Partnering Transaction within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Partnering Transaction.

Related Party Loans

On January 8, 2021, an affiliate of the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”). This loan was payable without interest upon the completion of the Initial Public Offering. As of June 30, 2021, the Company borrowed approximately $231,000 under the Note and repaid the Note in full on July 6, 2021. Subsequent to the repayment, the facility is no longer available to the Company.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In addition, on July 1, 2021, the Company received an advance from Sponsor of $750,000 to be used in case the over-allotment option is exercised in full by the underwriters. On July 15, 2021, in connection with the exercise of the Over-Allotment Option, the Sponsor purchased an additional 412,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant generating proceeds of $618,000 and the remaining advance of $132,000 was returned to the Sponsor.

In order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Partnering Transaction entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On June 30, 2021, the Company entered into an agreement with the Sponsor provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company may agree to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $15,000 per month. No amounts have been incurred or paid as of the three and six months ended June 30, 2021.

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

NOTE 5.     COMMITMENTS AND CONTINGENCIES

Forward Purchase Agreement

On June 30, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with affiliates of Corsair Capital LLC (the “Forward Purchasers”), pursuant to which the Forward Purchasers agreed to purchase in the aggregate, up to 10,000,000 Units, with each Unit consisting of one Class A ordinary share and one- third of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a purchase price of $10.00 per Unit, in private placements to occur concurrently, and only in connection with, the closing of the initial Partnering Transaction. The obligations of the investors under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The obligations of such investors to purchase the forward purchase securities are subject to the approval, prior to the Company entering into a definitive agreement for the initial Partnering Transaction, of their respective investment committees and the Forward Purchase Agreement contain customary closing conditions. The Forward Purchase Agreement is not a firm commitment by either party to the agreement. The proceeds from the sale of forward purchase securities, if any, may be used as part of the consideration to the sellers in the initial Partnering Transaction, expenses in connection with the initial Partnering Transaction or for working capital in the post-transaction company.

Registration and Shareholder Rights

The holders of the Founder Shares, Performance Shares, Forward Purchase Securities, Private Placement Warrants and private placement warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, and private placement warrants may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Performance Shares) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Pursuant to the Forward Purchase Agreement, if any the Company expects to agree to use its reasonable best efforts (i) to file within 30 days after the closing of the initial Partnering Transaction a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Forward Purchasers or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause the Company to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Proposed Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On July 15, 2021, the underwriters purchased an additional 3,090,000 Units (the “Option Units” pursuant to the partial exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,900,000.

Except for the 1,000,000 Units purchased by certain parties in the Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering.

In addition, $0.35 per unit, or approximately $8.8 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Partnering Transaction, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and close of the Proposed Public Offering and/or search for a partner candidate company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. SHAREHOLDER’S DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there are no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class F Ordinary Shares—The Company is authorized to issue 50,000,000 Class F ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, the Company had 1,437,500 Class F ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share exchange and share surrenders as discussed in Note 4.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Class B Ordinary Shares—The Company is authorized to issue 1,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 250,000 Class B ordinary shares and issued and outstanding, which amounts have been adjusted to reflect the share exchange as discussed in Note 4.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7.     WARRANTS

As of June 30, 2021, there were no warrants outstanding. In connection with the Initial Public Offering, 8,333,333 Public Warrants and 5,000,000 Private Placement Warrants were issued.

No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment, as discussed below, at any time commencing 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part of a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

NOTE 8.     SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, except as noted above regarding the initial public offering, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Corsair Partnering Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on December 29, 2020. The Company was formed for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company has not selected any business to partner with and has not, nor has anyone on the Company’s behalf, engaged in any substantive discussions, directly or indirectly, with respect to a specific Partnering Transaction. The Company may pursue a Partnering Transaction in any business or industry but expect to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has neither engaged in any operations nor generated revenue to date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) as described below, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that the Company will be able to successfully complete a Partnering Transaction.

The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2021. On July 6, 2021, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, of which approximately $8.8 million and approximately $481,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.5 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $250.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”), located in the United States and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

The Company must complete a Partnering Transaction with one or more partner candidate businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Partnering Transaction. However, the Company will only complete a Partnering Transaction if the post-transaction company owns or acquires 50% or more of the voting securities of the partner candidate or otherwise acquires a controlling interest in the partner candidate sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company’s certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company for withdrawals (the “permitted withdrawals”) to pay taxes including income and franchise taxes and to withdraw up to $100,000 in dissolution expenses in the event the Company does not complete the Partnering Transaction within the Partnering Period (as defined below), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the Public Shares to its holders (the “Public Shareholders”) properly tendered in connection with a shareholder vote to amend certain provisions of the Company’s certificate of incorporation prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).

The Company, after signing a definitive agreement for a Partnering Transaction, will either (i) seek shareholder approval of the Partnering Transaction at a meeting called for such purpose in connection with which Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Partnering Transaction or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Partnering Transaction, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such ordinary shares subject to possible redemption were recorded at redemption amount and classified as temporary equity, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially at $10.00 per Public Share. The decision as to whether the Company will seek shareholder approval of the Partnering Transaction or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will complete its Partnering Transaction only if a majority of the outstanding ordinary shares voted are voted in favor of the Partnering Transaction. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of the Company’s initial Partnering Transaction. In such case, the Company would not proceed with the redemption of its Public Shares and the related Partnering Transaction, and instead may search for an alternate Partnering Transaction.

The Company will only have 24 months (or 27 months if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) from the closing of the Initial Public Offering to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and shareholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The holders of the Founder Shares immediately prior to the Proposed Offering (the “Initial Shareholders”) will enter into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the Partnering Transaction within 24 months of the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

Pursuant to the letter agreement, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act.

Prior to the Partnering Transaction or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Partnering Transaction will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $25,000 in its operating bank account and working capital deficit of approximately $750,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover for certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares (as defined in Note 4), loan from the Sponsor under the Note (as defined in Note 4) of approximately $231,000, and an advance from Sponsor of $750,000 to be used in case the over-allotment option is exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Partnering Transaction or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction.

Results of Operations

Our entire activity from February 5, 2021 (inception) through March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Partnering Transaction.

For the period from January 1, 2021 (commencement of operations) through June 30, 2021, we had a net loss of approximately $45,000, which consisted of approximately $45,000 of general and administrative expenses.

For the period three months ended as of June 30, 2021, we had a net loss of approximately $11,000, which consisted of approximately $11,000 of general and administrative expenses.

Contractual Obligations

Forward Purchase Agreement

On June 30, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with affiliates of Corsair Capital LLC (the “Forward Purchasers”), pursuant to which the Forward Purchasers agreed to purchase in the aggregate, up to 10,000,000 Units, with each Unit consisting of one Class A ordinary share and one- third of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a purchase price of $10.00 per Unit, in private placements to occur concurrently, and only in connection with, the closing of the initial Partnering Transaction. The obligations of the investors under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The obligations of such investors to purchase the forward purchase securities are subject to the approval, prior to the Company entering into a definitive agreement for the initial Partnering Transaction, of their respective investment committees and the Forward Purchase Agreement contain customary closing conditions. The Forward Purchase Agreement is not a firm commitment by either party to the agreement. The proceeds from the sale of forward purchase securities, if any, may be used as part of the consideration to the sellers in the initial Partnering Transaction, expenses in connection with the initial Partnering Transaction or for working capital in the post-transaction company.

Registration Rights

The holders of the Founder Shares, Performance Shares, Forward Purchase Securities, Private Placement Warrants and private placement warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, and private placement warrants may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Performance Shares) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, if any the Company expects to agree to use its reasonable best efforts (i) to file within 30 days after the closing of the initial Partnering Transaction a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Forward Purchasers or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause the Company to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Proposed Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

Except for the 1,000,000 Units purchased by certain parties in the Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering.

In addition, $0.35 per unit, or approximately $8.8 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Partnering Transaction, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Initial Public Offering are charged to shareholders’ equity upon the completion of the Initial Public Offering.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus and Current Report on Form 8-K filed with the SEC on June 30, 2021 and July 15, 2021, respectively, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds From Registered Securities

On January 9, 2021, one of our affiliates purchased an aggregate of (a) 2,300,000 founder shares in exchange for a capital contribution of $6,250, or approximately $0.0043 per share and (b) 120,000 performance shares for a capital contribution of $18,750, or approximately $0.0750 per share, and on January 21, 2021 (x) exchanged 130,000 founder shares on a one for one basis for performance shares and (y) surrendered 157,500 founder shares. Such founder shares and performance shares were assigned to our sponsor on January 28, 2021. On April 30, 2021, our sponsor surrendered 575,000 founder shares for no consideration, such that as of June 30, 2021, there were 1,437,500 founder shares and 250,000 performance shares issued and outstanding. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, and were subsequently transferred to our sponsor pursuant to Regulation S under the Securities Act. The number of founder shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option was exercised in full and therefore that such founder shares would represent 5% of the outstanding Class A ordinary shares issued in the Initial Public Offering. On July 15, 2021,  154,500 of these founder shares were forfeited as a result of the underwriters’ partial exercise of their over-allotment option in connection with the Initial Public Offering.

Use of Proceeds

Upon the closing of the Initial Public Offering, the Private Placement and the underwriters’ partial exercise of their over-allotment option, $280,900,000 of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account.

We paid a total of $5.6 million in underwriting discounts and commissions and approximately $2.2 million for other offering costs related to the Initial Public Offering.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the Private Placement as is described in our final prospectus related to the Initial Public Offering.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 13, 2021	CORSAIR PARTNERING CORPORATION

	By:	/s/ D.T Ignacio Jayanti
	Name:	D.T Ignacio Jayanti
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2021

	By:	/s/ Paul Cabral
	Name:	Paul Cabral
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)