Form 10-Q
period 2021-09-30
Corsair Partnering Corp
filed 2021-11-12
CIK 1842659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2021
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
CORSAIR PARTNERING CORPORATION
(Exact name of registrant as specified in its charter)
Cayman Islands	001-40285	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
717 Fifth Avenue, 24th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 244-9400
Registrant’s telephone number, including area code:
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.0001	CORS	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CORS WS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CORS.U	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2021, 28,090,000 Class A ordinary shares, par value $0.0001 per share, 250,000 Class B ordinary shares, par value $0.0001 per share, and 1,404,500 Class F ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CORSAIR PARTNERING CORPORATION
Form 10-Q
For the Period Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and the period from January 1, 2021 (Commencement of Operations) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and the Period from January 1, 2021 (Commencement of Operations) Through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from January 1, 2021 (Commencement of Operations) Through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signatures		29

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021

Assets:
Current assets:
Cash	$1,054,230
Prepaid expenses	717,149
Total current assets	1,771,379
Investments held in Trust Account	280,928,228
Total Assets	$282,699,607

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$52,856
Accrued expenses	243,186
Total current liabilities	296,042
Derivative warrant liabilities	11,283,373
Deferred underwriting commissions in connection with the initial public offering	9,831,500
Total liabilities	21,410,915

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 28,090,000 shares at $10.00 per share	280,900,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized;none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized	-
Class B ordinary shares, $0.0001 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	25
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,404,500 shares issued and outstanding	141
Additional paid-in capital	-
Accumulated deficit	(19,611,474)
Total shareholders’ deficit	(19,611,308)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$282,699,607

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	From January 1, 2021 (Commencement of Operations) Through September 30, 2021

General and administrative expenses	$363,388	$408,005
Loss from operations	(363,388)	(408,005)
Other income (expenses):
Change in fair value of derivative warrant liabilities	3,102,820	3,102,820
Offering costs associated with derivative warrant liabilities	(535,399)	(535,399)
Income from investments held in Trust Account	28,228	28,228
Net income	$2,232,261	$2,187,644

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	26,261,087	9,082,782
Basic net income per share, Class A ordinary shares	$0.08	$0.21
Diluted net income per share, Class A ordinary shares	0.08	0.20
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	250,000	250,000
Basic net income per share, Class B ordinary shares	$0.08	$0.21
Diluted net income per share, Class B ordinary shares	0.08	0.20
Weighted average number of shares outstanding of Class F ordinary shares, basic	1,380,989	1,295,305
Basic net income per share, Class F ordinary shares	$0.08	$0.21
Weighted average number of shares outstanding of Class F ordinary shares, diluted	1,404,500	1,404,500
Diluted net income per share, Class F ordinary shares	$0.08	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended September 30, 2021 and for the Period from January 1, 2021 (Commencement of Operations) Through September 30, 2021

	Ordinary shares								Total
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	250,000	25	-	-	18,725	-	18,750
Issuance of Class F ordinary shares to Sponsor	-	-	-	-	1,437,500	144	6,106	-	6,250
Net loss	-	-	-	-	-	-	-	(34,020)	(34,020)
Balance - March 31, 2021 (unaudited)	-	-	250,000	25	1,437,500	144	24,831	(34,020)	(9,020)
Net loss	-	-	-	-	-	-	-	(10,597)	(10,597)
Balance - June 30, 2021 (unaudited)	-	-	250,000	25	1,437,500	144	24,831	(44,617)	(19,617)
Excess of cash received over fair value of private placement warrants	-	-	-	-	-	-	2,814,240	-	2,814,240
Forfeiture of Class F ordinary shares	-	-	-	-	(33,000)	(3)	3	-	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	-	(2,839,074)	(21,799,118)	(24,638,192)
Net income	-	-	-	-	-	-	-	2,232,261	2,232,261
Balance - September 30, 2021 (unaudited)	-	$-	250,000	$25	1,404,500	$141	$-	$(19,611,474)	$(19,611,308)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 1, 2021 (Commencement of Operations) Through the Period of September 30, 2021

Cash Flows from Operating Activities:
Net income	$2,187,644
Adjustments to reconcile net income to net cash from operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B and Class F ordinary shares	25,000
Offering costs associated with derivative warrant liabilities	535,399
Change in fair value of derivative warrant liabilities	(3,102,820)
Income from investments held in Trust Account	(28,228)
Changes in operating assets and liabilities:
Prepaid expenses	(717,150)
Accounts payable	22,856
Accrued expenses	158,186
Net cash used in operating activities	(919,113)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(280,900,000)
Net cash used in investing activities	(280,900,000)

Cash Flows from Financing Activities:
Loan proceeds received from related party	981,047
Repayment of loan to related party	(981,047)
Proceeds received from initial public offering, gross	280,900,000
Proceeds received from private placement	8,118,000
Offering costs paid	(6,144,657)
Net cash provided by financing activities	282,873,343

Net change in cash	1,054,230

Cash - beginning of the period	-
Cash - end of the period	$1,054,230

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$30,000
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions in connection with the initial public offering	$9,831,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Incorporation

Corsair Partnering Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on December 29, 2020 and commenced operations on January 1, 2021.

Sponsor

The Company’s sponsor is Corsair Partnering Sponsor LP, a Cayman Islands limited partnership (the “Sponsor”). On January 8, 2021, an affiliate of the Company temporarily subscribed for (a) 2,300,000 Founder Shares (as defined in Note 4) in exchange for a capital contribution of $6,250, or approximately $0.003 per share and (b) 120,000 Class B Performance Shares (as defined in Note 4) for a capital contribution of $18,750, or approximately $0.0750 per share and on January 21, 2021 (x) exchanged 130,000 Founder Shares on a one for one basis for Performance Shares and (y) surrendered 157,500 Founder Shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021, the Sponsor surrendered 575,000 Founder Shares for no consideration, such that there were 1,437,500 Founder Shares and 250,000 Performance Shares issued and outstanding (with up to 187,500 Founder Shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On July 15, 2021 the underwriter purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Class F ordinary shares on July 15, 2021 and there are 1,404,500 Class F ordinary shares outstanding as of September 30, 2021.  All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (the “Partnering Transaction”). The Company may pursue a Partnering Transaction in any business or industry but expect to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has not generated revenue to date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its  Initial Public Offering as described below, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that the Company will be able to successfully complete a Partnering Transaction.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2021. On July 6, 2021, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, of which approximately $8.8 million and approximately $480,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively. On July 15, 2021, the underwriters purchased an additional 3,090,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30.9 million. The Company incurred additional offering cost of approximately $1.7 million in connection with the over-allotment, of which approximately $1.1 million was for deferred underwriting commissions and approximately $55,000 was offering costs allocated to derivative warrant liabilities.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.5 million. In connection with the exercise of the over-allotment option on July 15, 2021, the Sponsor purchased an additional 412,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $618,000 (see Note 4).

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

The Company’s  amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) provides that, other than the withdrawal of interest earned on the funds that may be released to the Company for withdrawals (the “permitted withdrawals”) to pay taxes including income and franchise taxes and to withdraw up to $100,000 in dissolution expenses in the event the Company does not complete the Partnering Transaction within the Partnering Period (as defined below), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the Public Shares by its holders (the “Public Shareholders”) properly tendering Public Shares in connection with a shareholder vote to amend certain provisions of the Company’s Amended and Restated Memorandum and Articles of Association prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will only have 24 months (or 27 months if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) from the closing of the Initial Public Offering to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and shareholders do not approve an amendment to the  Amended and Restated Memorandum and Articles of Association to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The holders of the Founder Shares immediately prior to the  Initial Public Offering (the “Initial Shareholders”) entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s  Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the Partnering Transaction within 24 months of the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

Pursuant to the letter agreement, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the  Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and /or search for a partner candidate company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1,054,000 in its operating bank account and working capital of approximately $1.5 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares (as defined in Note 4), a loan from the Sponsor under the Note (as defined in Note 4) of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form 8-K filed by the Company with the SEC on July 2, 2021 and July 6, 2021, respectively.

The Company had no activity for the period from December 29, 2020 (inception) through December 31, 2020. Accordingly, the balance sheet as of December 31, 2020 is not presented.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.5 million in additional paid-in capital and an increase of approximately $19.4 million to accumulated deficit, as well as a reclassification of 2,490,637 Class A ordinary shares from permanent equity to temporary equity. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on July 12, 2021 will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000 and investments held in the Trust Account. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Offering Costs Associated with The Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering including exercise of over-allotment option. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued  share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 28,090,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A ordinary shares, Class B ordinary shares, and Class F ordinary shares. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class F ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended September 30, 2021			For The Period From January 1, 2021 (Commencement of Operations) through September 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic net income per common share:
Numerator:
Allocation of net income	$2,101,729	$20,008	$110,523	$1,869,564	$51,459	$266,620

Denominator:
Basic weighted average ordinary shares outstanding	26,261,087	250,000	1,380,989	9,082,782	250,000	1,295,305

Basic net income per ordinary share	$0.08	$0.08	$0.08	$0.21	$0.21	$0.21

	For the Three Months Ended September 30, 2021			For The Period From January 1, 2021 (Commencement of Operations) through September 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Diluted net income per common share:
Numerator:
Allocation of net income	$2,099,959	$19,991	$112,310	$1,850,551	$50,936	$286,157

Denominator:
Diluted weighted average ordinary shares outstanding	26,261,087	250,000	1,404,500	9,082,782	250,000	1,404,500

Diluted net income per ordinary share	$0.08	$0.08	$0.08	$0.20	$0.20	$0.20

Income Taxes

FASB ASC Topic 740 “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 3. INITIAL PUBLIC OFFERING

On July 6, 2021, the Company consummated its Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, of which approximately $8.8 million and approximately $481,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. Of the 25,000,000 Units sold in the Initial Public Offering, 1,000,000 Units with respect to which no underwriting discount is payable were purchased by certain parties. On July 15, 2021, the underwriters purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. The over-allotment units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30.9 million. The Company incurred additional offering cost of approximately $1.7 million in connection with the over-allotment, of which approximately $1.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares and Performance Shares

On January 8, 2021, an affiliate of the Company paid for certain expenses on behalf of the Company (a) of $6,250 in exchange for 2,300,000 Class F ordinary shares (the “Founder Shares”), and (b) of $18,750 in exchange for 300,000 Class B ordinary shares (the “Performance Shares”). On January 21, 2021, such affiliate surrendered 157,500 Class F ordinary shares and exchanged 130,000 Class F ordinary shares for a corresponding number of Class B ordinary shares by way of repurchase of each Class F ordinary share at par and applying such repurchase consideration for the payment of the Class B ordinary shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021 the Sponsor surrendered 575,000 Founder Shares for no consideration. Of the 1,437,500  Founder Shares then outstanding, up to 187,500 of the Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment is exercised. The Founder Shares  are entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding ordinary share capital prior to the completion of the Partnering Transaction. On July 15, 2021, the underwriters purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Class F ordinary shares such that there are 1,404,500 Class F ordinary shares outstanding as of the date hereof.

The Initial Shareholders agreed not to transfer, assign or sell (i) any of its Performance Shares except to any permitted transferees which will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares, and (ii) any of its Class A ordinary shares deliverable upon conversion of the Performance Shares for 2 years following the completion of the Partnering Transaction. In connection with this arrangement, the Sponsor will also agree not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) 180 days after the completion of the Partnering Transaction and (ii) the date on which the Company completes a liquidation, merger, share capital exchange or other similar transaction after the Partnering Transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering on July 6, 2021, the Company consummated the Private Placement of 5,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.5 million. In connection with the exercise of the over-allotment option on July 15, 2021, the Sponsor purchased an additional 412,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $618,000.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Partnering Transaction within the Partnering Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Partnering Transaction.

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

In addition, on July 1, 2021, the Company received an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. On July 15, 2021, in connection with the exercise of the Over-Allotment Option, the Sponsor purchased an additional 412,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant generating proceeds of $618,000 and the remaining advance of $132,000 was returned to the Sponsor.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Partnering Transaction entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On June 30, 2021, the Company entered into an agreement with the Sponsor providing that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company may agree to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $15,000 per month. $45,000 have been incurred and paid as of the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021.

In addition, the Sponsor, its executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company or their affiliates. As of September 30, 2021, the Company had approximately $44,000 in due to related party for such expense reimbursement, which is included in the accrued expenses in the condensed balance sheet.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Forward Purchase Agreement

On June 30, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with affiliates of Corsair Capital LLC (the “Forward Purchasers”), pursuant to which the Forward Purchasers agreed to purchase in the aggregate, up to 10,000,000 Units, with each Unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a purchase price of $10.00 per Unit, in private placements to occur concurrently, and only in connection with, the closing of the initial Partnering Transaction. The obligations of the investors under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The obligations of such investors to purchase the forward purchase securities are subject to the approval, prior to the Company entering into a definitive agreement for the initial Partnering Transaction, of their respective investment committees and the Forward Purchase Agreement contains customary closing conditions. The Forward Purchase Agreement is not a firm commitment by either party to the agreement. The proceeds from the sale of forward purchase securities, if any, may be used as part of the consideration to the sellers in the initial Partnering Transaction, expenses in connection with the initial Partnering Transaction or for working capital in the post-transaction company.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Pursuant to the Forward Purchase Agreement, the Company expects to agree to use its reasonable best efforts (i) to file within 30 days after the closing of the initial Partnering Transaction a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Forward Purchasers or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause the Company to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial  Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On July 15, 2021, the underwriters purchased an additional 3,090,000 Units (the “Option Units”) pursuant to the partial exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,900,000.

Except for the 1,000,000 Units purchased by certain parties in the Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.4 million in the aggregate, paid upon the closing of the Initial Public Offering and exercise of the over-allotment option.

In addition, $0.35 per unit, or approximately $9.8 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Partnering Transaction, subject to the terms of the underwriting agreement.

NOTE 6 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 28,090,000 Class A ordinary shares outstanding subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$280,900,000
Less:
Fair value of Public Warrants at issuance	(9,082,433)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(15,555,759)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	24,638,192
Class A ordinary shares subject to possible redemption	$280,900,000

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there are no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 28,090,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).

Class F Ordinary Shares-The Company is authorized to issue 50,000,000 Class F ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, the Company had 1,404,500 Class F ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share exchange and share surrenders as discussed in Note 4.

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

For so long as any Class F ordinary shares remain outstanding, the Company may not, without the prior vote or written consent of the holders of a majority of the Class F ordinary shares then outstanding, voting separately as a single class, amend, alter or repeal any provision of the Company’s Amended and Restated Memorandum and Articles of Association, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Class F ordinary shares. Any action required or permitted to be taken at any meeting of the holders of Class F ordinary shares may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of the outstanding Class F ordinary shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all Class F ordinary shares were present and voted.

Class B Ordinary Shares-The Company is authorized to issue 1,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 250,000 Class B ordinary shares and issued and outstanding, which amounts have been adjusted to reflect the share exchange as discussed in Note 4.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

•
The increase in the price of Class A ordinary shares will be based on the annual VWAP for the relevant fiscal year, it being understood that with respect to the 10th fiscal year following the Partnering Transaction the conversion calculation [for the remaining 25,000 Performance Shares], the calculation described in the immediately preceding bullet will be based on the greater of (i) the annual VWAP for such fiscal year and (ii) the volume-weighted average price of Class A ordinary shares over the last 20 trading days for such fiscal year.

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

For so long as any Class B ordinary shares remain outstanding, including prior to the Partnering Transaction, in connection with the Partnering Transaction, or following the Partnering Transaction, the Company may not, without the prior vote or written consent of the holders of a majority of the Performance Shares then outstanding, voting separately as a single class, (A) amend, alter or repeal any provision in the Company’s Amended and Restated Memorandum and Articles of Association, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Class B ordinary shares, (B) change the Company’s fiscal year, (C) increase the number of directors on the board, (D) pay any dividends or effect any split on any of the Company’s capital stock, (E) adopt any shareholder rights plan, (F) acquire any entity or business with assets at a purchase price greater than 10% or more of the Company’s total assets or (G) issue any Class A ordinary shares in excess of 20% of the Company’s then outstanding Class A ordinary shares or that would otherwise require a shareholder vote pursuant to the rules of the stock exchange on which the Class A ordinary shares are then listed.

NOTE 8. WARRANTS

 In connection with the Initial Public Offering and over-allotment, 9,363,333 Public Warrants and 5,412,000 Private Placement Warrants were issued as of September 30, 2021.

No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment, as discussed below, at any time commencing 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a registration statement, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The warrants will expire five years after the completion of the Partnering Transaction, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the Partnering Transaction, including the forward purchase shares, at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Partnering Transaction on the date of the consummation of the Partnering Transaction (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the Partnering Transaction (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 110% of the higher of the Market Value and the $15.00 redemption price trigger described below will be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 9-FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$280,928,228	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$7,116,133	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$4,167,240

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in August 2021. There were no other transfers between Levels in the three months ended September 30, 2021.
Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and of the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, the Company recognized gain on the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $3.1 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies ordinary shares that match the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements input at their measurement dates:

	At initial issuance	As of September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.67	$9.85
Volatility	16.0%	12.5%
Term (years)	5.5	5.5
Risk-free rate	0.89%	1.06%
Dividend yield	0.0%	0.0%

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	14,386,193
Transfer of Public Warrants to Level 1	(9,082,433)
Change in fair value of derivative warrant liabilities	(1,136,520)
Derivative warrant liabilities at September 30, 2021 (unaudited)	$4,167,240

NOTE 10.     SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, except as noted above regarding the Initial Public Offering, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Corsair Partnering Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on December 29, 2020. The Company was formed for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company may pursue a Partnering Transaction in any business or industry but expect to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has not generated revenue to date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering (the “Initial Public Offering”) as it is described below, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Partnering Transaction. Furthermore, there is no assurance that the Company will be able to successfully complete a Partnering Transaction.

The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2021. On July 6, 2021, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, of which approximately $8.8 million and approximately $481,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively. On July 15, 2021, the underwriters purchased an additional 3,090,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30.9 million. The Company incurred additional offering cost of approximately $1.7 million in connection with the over-allotment, of which approximately $1.1 million was for deferred underwriting commissions and approximately $55,000 was offering costs allocated to derivative warrant liabilities.

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

The Company’s Amended and Restated Memorandum and Articles of Association provides that, other than the withdrawal of interest earned on the funds that may be released to the Company for withdrawals (the “permitted withdrawals”) to pay taxes including income and franchise taxes and to withdraw up to $100,000 in dissolution expenses in the event the Company does not complete the Partnering Transaction within the Partnering Period (as defined below), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the Public Shares by its holders (the “Public Shareholders”) properly tendering Public Shares in connection with a shareholder vote to amend certain provisions of the Company’s Amended and Restated Memorandum and Articles of Association prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).

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

The Company will only have 24 months (or 27 months if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) from the closing of the Initial Public Offering to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and shareholders do not approve an amendment to the  Amended and Restated Memorandum and Articles of Association to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The holders of the Founder Shares immediately prior to the Initial Public Offering (the “Initial Shareholders”) entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s  Amended and Restated Memorandum and Articles of Association, to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the Partnering Transaction within 24 months of the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

Pursuant to the letter agreement, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

Prior to the Partnering Transaction or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Partnering Transaction will be made from funds held outside the Trust Account. As of September 30, 2021, the Company had approximately $44,000 in due to related party for such expense reimbursement, which is included in the accrued expenses in the condensed balance sheet.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1,054,000 in its operating bank account and a working capital of approximately $1.5 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover for certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares (as defined in Note 4), a loan from the Sponsor under the Note (as defined in Note 4) of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity from January 1, 2021 (commencement of operations) through September 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Partnering Transaction.

For the three months ended as of September 30, 2021, we had net income of approximately $2,232,000, which consisted of a non-cash gain of approximately $3,103,000 for the change in fair value of derivative warrant liabilities, and approximately $28,000 of income from investments held in the Trust Account, offset by approximately $363,000 of general and administrative expenses, and approximately $535,000 in offering costs associated with derivative warrant liabilities.

For the period from January 1, 2021 (commencement of operations) through September 30, 2021, we had net income of approximately $2,188,000, which consisted of a non-cash gain of approximately $3,103,000 for the change in fair value of derivative warrant liabilities, and approximately $28,000 of income from investments held in the Trust Account, offset by approximately $408,000 of general and administrative expenses, and approximately $535,000 in offering costs associated with derivative warrant liabilities.

Contractual Obligations

Forward Purchase Agreement

On June 30, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with affiliates of Corsair Capital LLC (the “Forward Purchasers”), pursuant to which the Forward Purchasers agreed to purchase in the aggregate, up to 10,000,000 Units, with each Unit consisting of one Class A ordinary share and one- third of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a purchase price of $10.00 per Unit, in private placements to occur concurrently, and only in connection with, the closing of the initial Partnering Transaction. The obligations of the investors under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The obligations of such investors to purchase the forward purchase securities are subject to the approval, prior to the Company entering into a definitive agreement for the initial Partnering Transaction, of their respective investment committees and the Forward Purchase Agreement contains customary closing conditions. The Forward Purchase Agreement is not a firm commitment by either party to the agreement. The proceeds from the sale of Forward Purchase Securities, if any, may be used as part of the consideration to the sellers in the initial Partnering Transaction, expenses in connection with the initial Partnering Transaction or for working capital in the post-transaction company.

Registration Rights

The holders of the Founder Shares, Performance Shares, Forward Purchase Securities, Private Placement Warrants and private placement warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, and private placement warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Performance Shares) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, in the event of a sale, if any, of the Forward Purchase Securities, the Company expects to agree to use its reasonable best efforts (i) to file within 30 days after the closing of the initial Partnering Transaction a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Forward Purchasers or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, to cause the Company to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On July 15, 2021, the underwriters purchased an additional 3,090,000 Units (the “Option Units”) pursuant to the partial exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,900,000.

Except for the 1,000,000 Units purchased by certain parties in the Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.4 million in the aggregate, paid upon the closing of the Initial Public Offering and exercise of the over-allotment option.

In addition, $0.35 per unit, or approximately $9.8 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Partnering Transaction, subject to the terms of the underwriting agreement.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 28,090,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have three classes of shares, which are referred to as Class A ordinary shares, Class B ordinary shares, and Class F ordinary shares. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class F ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 30, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On January 8, 2021, one of our affiliates purchased an aggregate of (a) 2,300,000 founder shares in exchange for a capital contribution of $6,250, or approximately $0.0027 per share and (b) 120,000 performance shares for a capital contribution of $18,750, or approximately $0.1563 per share, and on January 21, 2021 (x) exchanged 130,000 founder shares on a one for one basis for performance shares and (y) surrendered 157,500 founder shares. Such founder shares and performance shares were assigned to our sponsor on January 28, 2021. On April 30, 2021, our sponsor surrendered 575,000 founder shares for no consideration, such that as of June 30, 2021, there were 1,437,500 founder shares and 250,000 performance shares issued and outstanding. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, and were subsequently transferred to our sponsor pursuant to Regulation S under the Securities Act. The number of founder shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option was exercised in full and therefore that such founder shares would represent 5% of the outstanding Class A ordinary shares issued in the Initial Public Offering. On July 15, 2021, 33,000 of these founder shares were forfeited as a result of the underwriters’ partial exercise of their over-allotment option in connection with the Initial Public Offering such that there are 1,404,500 Class F ordinary shares outstanding as of the date hereof.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
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

Dated: November 12, 2021	CORSAIR PARTNERING CORPORATION

	By:	/s/ D.T Ignacio Jayanti
	Name:	D.T Ignacio Jayanti
	Title:	Chief Executive Officer (Principal Executive Officer)
Dated: November 12, 2021

	By:	/s/ Paul Cabral
	Name:	Paul Cabral
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)