Form 10-Q/A
period 2021-09-30
Corsair Partnering Corp
filed 2022-01-03
CIK 1842659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

As of January 3, 2022, 28,090,000 Class A ordinary shares, par value $0.0001 per share, 250,000 Class B ordinary shares, par value $0.0001 per share, and 1,404,500 Class F ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Corsair Partnering Corp. unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Corsair Partnering Corporation (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021.

On November 12, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to possible redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on July 6, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to possible redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previous financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such a magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is quantitatively material and it should restate its previously issued financial statement.

Therefore, on December 30, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued revision to the (i) audited balance sheet as of July 6, 2021, filed with SEC on July 12, 2021; and (ii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (the “Affected Period”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Period in this Quarterly Report on Form 10-Q/A.

The above changes did not have any impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Period and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

CORSAIR PARTNERING CORPORATION
Form 10-Q/A
For the Period Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and the period from January 1, 2021 (Commencement of Operations) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and the Period from January 1, 2021 (Commencement of Operations) Through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from January 1, 2021 (Commencement of Operations) Through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures (as restated)	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signatures		29

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021

Assets:
Current assets:
Cash	$1,054,230
Prepaid expenses	717,149
Total current assets	1,771,379
Investments held in Trust Account	280,928,228
Total Assets	$282,699,607

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$52,856
Accrued expenses	243,186
Total current liabilities	296,042
Derivative warrant liabilities	11,283,373
Deferred underwriting commissions in connection with the initial public offering	9,831,500
Total liabilities	21,410,915

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 28,090,000 shares at redemption value of $10.00 per share	280,900,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized;none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized	-
Class B ordinary shares, $0.0001 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	25
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,404,500 shares issued and outstanding	141
Additional paid-in capital	-
Accumulated deficit	(19,611,474)
Total shareholders’ deficit	(19,611,308)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$282,699,607

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	From January 1, 2021 (Commencement of Operations) Through September 30, 2021

General and administrative expenses	$363,388	$408,005
Loss from operations	(363,388)	(408,005)
Other income (expenses):
Change in fair value of derivative warrant liabilities	3,102,820	3,102,820
Offering costs associated with derivative warrant liabilities	(535,399)	(535,399)
Income from investments held in Trust Account	28,228	28,228
Net income	$2,232,261	$2,187,644

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	26,261,087	9,082,782
Basic net income per share, Class A ordinary shares	$0.08	$0.21
Diluted net income per share, Class A ordinary shares	0.08	0.20
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	250,000	250,000
Basic net income per share, Class B ordinary shares	$0.08	$0.21
Diluted net income per share, Class B ordinary shares	0.08	0.20
Weighted average number of shares outstanding of Class F ordinary shares, basic	1,380,989	1,295,305
Basic net income per share, Class F ordinary shares	$0.08	$0.21
Weighted average number of shares outstanding of Class F ordinary shares, diluted	1,404,500	1,404,500
Diluted net income per share, Class F ordinary shares	$0.08	$0.20

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

The Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) provides that, other than the withdrawal of interest earned on the funds that may be released to the Company for withdrawals to pay taxes including income and franchise taxes and to withdraw up to $100,000 in dissolution expenses in the event the Company does not complete the Partnering Transaction within the Partnering Period (as defined below), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the Public Shares by its holders (the “Public Shareholders”) properly tendering Public Shares in connection with a shareholder vote to amend certain provisions of the Company’s Amended and Restated Memorandum and Articles of Association prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).

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

Pursuant to the letter agreement, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the  Initial Public Offering against certain liabilities, including liabilities under the Securities Act (as defined below).

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (as restated)

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

Under ASC 480-10-S99, the  Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

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
NOTE 9. FAIR VALUE MEASUREMENTS
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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, except as noted above regarding the Initial Public Offering and with respect to the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

The Company’s Amended and Restated Memorandum and Articles of Association provides that, other than the withdrawal of interest earned on the funds that may be released to the Company for withdrawals to pay taxes including income and franchise taxes and to withdraw up to $100,000 in dissolution expenses in the event the Company does not complete the Partnering Transaction within the Partnering Period (as defined below), none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the Public Shares by its holders (the “Public Shareholders”) properly tendering Public Shares in connection with a shareholder vote to amend certain provisions of the Company’s Amended and Restated Memorandum and Articles of Association prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).

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

The holders of the Founder Shares (as defined in Note 4) immediately prior to the Initial Public Offering entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association, to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the Partnering Transaction within 24 months of the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

Pursuant to the letter agreement, the Sponsor (as defined in Note 1) agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

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

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of July 6, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 30, 2021, except for the below:

We have identified a material weakness in our internal control over financial reporting for the Affected Period. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In light of the restatement of our balance sheet, our management and our audit committee concluded that we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Dated: January 3, 2022	CORSAIR PARTNERING CORPORATION

	By:	/s/ D.T Ignacio Jayanti
	Name:	D.T Ignacio Jayanti
	Title:	Chief Executive Officer (Principal Executive Officer)
Dated: January 3, 2022

	By:	/s/ Paul Cabral
	Name:	Paul Cabral
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)