Form 10-K
period 2021-12-31
Corsair Partnering Corp
filed 2022-03-29
CIK 1842659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                  .

CORSAIR PARTNERING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	001-40825	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
717 5th Avenue, 24th Floor New York, New York (Address of principal executive offices)		10022 (Zip Code)

(212) 224-9400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Ordinary Shares, par value $0.0001	CORS	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CORS.WS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CORS.U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the registrant was not a public company and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. As of March 15, 2022, 28,090,000 Class A ordinary shares, par value $0.0001 per share, 250,000 Class B ordinary shares, par value $0.0001 per share, and 1,404,500 Class F ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•	“Amended and Restated Memorandum and Articles of Association” are to our memorandum and articles of association in effect as of January 6, 2021.

•	“Board” are to our board of directors;

•	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

•	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

•	“Class F Ordinary Shares” are to our Class F ordinary shares, par value $0.0001 per share;

•	“Companies Act” are to the Companies Act (As Amended) of the Cayman Islands;

•	“Corsair Capital” are to Corsair Investments, L.P., a relying adviser of Corsair Capital LLC;

•	“directors” are to our current directors;

•
“Equity-Linked Securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A Ordinary Shares issued in a financing transaction in connection with our Partnering Transaction, including but not limited to a private placement of such securities;

•
“Forward Purchase Agreements” are to the agreements providing for the sale of the Forward Purchase Shares in private placements to occur substantially concurrently with the closing of our initial Partnering Transaction;

•	“Forward Purchase Securities” are to the Forward Purchase Shares and Forward Purchase Warrants;

•	“Forward Purchase Warrants” are to warrants to purchase Class A Ordinary Shares to be issued pursuant to the Forward Purchase Agreements, if any;

•	“Forward Purchase Shares” are to the shares of Class A Ordinary Shares to be issued pursuant to the Forward Purchase Agreements, if any;

•	“Founder Shares” are to our Class F Ordinary Shares and our Class A Ordinary Shares issued upon the automatic conversion thereof at the time of our Partnering Transaction as provided herein;

•	“Initial Shareholders” are to our Sponsor and any other holders of our Founder Shares immediately prior to our initial public offering;

•	“Letter Agreement” refers to the letter agreement dated July 2, 2021 among Corsair Capital Partnering Corporation, Corsair Partnering Sponsor LP, and each executive officer and director;

•	“management” or our “management team” are to our officers;

•	“Ordinary Shares” are to our Class A Ordinary Shares, Class B Ordinary Shares, and our Class F Ordinary Shares;

•	“Partnering Transaction” are to effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar Partnering Transaction with one or more businesses;

•	“Performance Shares” are to our Class B Ordinary Shares issued to our Sponsor;

•
“Permitted Withdrawals” are to the withdrawals permitted to be made by us from the trust account to pay taxes including income and franchise taxes and to withdraw up to $100,000 in dissolution expenses in the event we do not complete a Partnering Transaction by October 6, 2023;

•	“Private Placement Warrants” are to the warrants sold to our Sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans;

•
“Public Shares” are to the Class A Ordinary Shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“Public Shareholders” are to the holders of our public shares, including our Sponsor, officers and directors to the extent our Sponsor, officers or directors purchase public shares, provided that each of his, her or its status as a “public shareholder” shall only exist with respect to such public shares;

•	“Sponsor” are to Corsair Partnering Sponsor LP, a Cayman Islands exempted limited partnership;

•	“Underwriters’ Over-Allotment Option” are to the underwriters’ 45-day option to purchase up to an additional 3,750,000 units to cover over-allotments;

•
“warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and as part of the private placement warrants; and

•	“we,” “us,” “our”, “the company” and “Corsair” are to Corsair Partnering Corporation, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to select an appropriate partnering candidate or candidates;

•	our ability to complete our Partnering Transaction;

•	our expectations around the performance of the prospective business or businesses with which we partner;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Partnering Transaction;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Partnering Transaction;

•	our potential ability to obtain additional financing to complete our Partnering Transaction;

•	our pool of prospective partnering candidates;

•	our ability to consummate a Partnering Transaction due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Partnering Transaction opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution Public Shareholders that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report.

•
We are a company with no operating history and no revenues established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar Partnering Transaction, and Public Shareholders have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•
Our shareholders may not be afforded an opportunity to vote on our proposed initial Partnering Transaction, which means we may complete our initial Partnering Transaction even though a majority of our shareholders do not support such a transaction.

•
Public Shareholders’ only opportunity to affect the investment decision regarding a potential Partnering Transaction may be limited to the exercise of their right to redeem their shares from us for cash.

•
If we seek shareholder approval of our initial Partnering Transaction, our Initial Shareholders have agreed to vote in favor of such Partnering Transaction, regardless of how our Public Shareholders vote.

•
The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential Partnering Transaction targets, which may make it difficult for us to enter into a Partnering Transaction with a target.

•
The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Partnering Transaction or optimize our capital structure.

•
The requirement that we complete our Partnering Transaction by October 6, 2023 may give potential partnering candidates leverage over us in negotiating a Partnering Transaction and may limit the time we have in which to conduct due diligence on potential Partnering Transaction candidates, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Partnering Transaction on terms that would produce value for our shareholders.

•
Our search for a Partnering Transaction, and any partnering candidate with which we ultimately consummate a Partnering Transaction, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Partnering Transaction, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
Public Shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, Public Shareholders may be forced to sell their public shares or warrants, potentially at a loss.

•
The NYSE may delist our securities from trading on its exchange, which could limit Public Shareholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Public Shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

PART I

ITEM 1.	BUSINESS

Company

We were incorporated as a Cayman Islands exempted company on December 29, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Partnering Transaction with one or more businesses, which we refer to throughout this Report as our “Partnering Transaction.” To date, our efforts have been limited to our organizational activities and activities related to our initial public offering (the “Initial Public Offering”) and the identification and evaluation of prospective acquisition targets for our Partnering Transaction. We intend to effectuate our business combination using cash derived from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

Our Sponsor

Our Sponsor is an affiliate of Corsair Capital, one of the longest-standing private equity investors in the financial and business services industries, having been founded in 1992. Since inception, Corsair Capital has led over $11 billion of investments across its global private equity and infrastructure platforms. As a preeminent financial services specialist, Corsair Capital has developed deep expertise and an extensive network within the global financial and business services industry. The firm invests in high-growth, asset-light businesses that operate at the crossroads of technology transformation and financial services complexity, requiring Corsair Capital’s sectoral knowledge and network to drive value.

The Corsair Capital Investment Committee, which includes our Chief Executive Officer, D. T. Ignacio Jayanti, and our President, Jeremy S. Schein, is comprised of experienced professionals with dedicated financial and business services operating, investing and advisory backgrounds. The Corsair Capital Investment Committee has been investing together for an average of 15 years, with decades of experience in the financial and business services sectors, and has spent the majority of its duration investing through many different macroeconomic and credit cycles.

Corporate Information

Our executive offices are located at 717 5th Avenue, 24th Floor, New York, New York, and our telephone number is (212) 224-9400. Our corporate website address is https://corsair-capital.com/spac. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report.

 We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our Class A Ordinary Shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates did not exceed $700 million as of the prior June 30.

Partnering Transaction

The New York Stock Exchange (NYSE) rules require that our Partnering Transaction must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% of net assets test.

We anticipate structuring our Partnering Transaction so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the partnering candidate or candidates. We may, however, structure our Partnering Transaction such that the post-transaction company owns or acquires less than 100% of such interests or assets of the partnering candidate in order to meet certain objectives of the partnering candidate management team or shareholders or for other reasons, but we will only complete such Partnering Transaction if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the partnering candidate or otherwise acquires a controlling interest in the partnering candidate sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the partnering candidate, our shareholders prior to our Partnering Transaction may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the partnering candidate and us in our Partnering Transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all the outstanding capital stock of a partnering candidate. In this case, we would acquire a 100% controlling interest in the partnering candidate. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Partnering Transaction could own less than a majority of our outstanding shares subsequent to our Partnering Transaction. If less than 100% of the equity interests or assets of a partnering candidate or candidates are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our Partnering Transaction involves more than one partnering candidate, the 80% of net assets test will be based on the aggregate value of all the partnering candidates.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Partnering Transaction.

We may pursue a Partnering Transaction opportunity jointly with our Sponsor, Corsair Capital or one or more of its affiliates and/or investors in Corsair Capital or one of its affiliates. Any such parties may co-invest with us in the partnering candidate at the time of our Partnering Transaction, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or Equity-Linked Securities. Any such issuance of equity or Equity-Linked Securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Founder Shares, issuances or deemed issuances of Class A Ordinary Shares or Equity-Linked Securities would result in an adjustment to the ratio at which Founder Shares shall convert into Class A Ordinary Shares such that our Initial Shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 5% of the sum of the total number of all as-converted Class A Ordinary Shares outstanding upon completion of our Initial Public Offering (including the private placement shares), plus all Class A Ordinary Shares and Equity-Linked Securities issued or deemed issued in connection with the Partnering Transaction, unless the holders of a majority of the then-outstanding Founder Shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our Sponsor nor Corsair Capital, nor any of their respective affiliates, have an obligation to make any such investment, and may compete with us for potential Partnering Transactions.

Status as a Public Company

We believe our structure will make us an attractive Partnering Transaction partner to partnering candidates. As an existing public company, we offer a partnering candidate an alternative to the traditional initial public offering through a merger or other Partnering Transaction with us. In a Partnering Transaction with us, the owners of the partnering candidate may, for example, exchange their shares of stock in the partnering candidate for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe partnering candidates will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Partnering Transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Partnering Transaction with us.

Furthermore, once a proposed Partnering Transaction is completed, the partnering candidate will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following a Partnering Transaction, we believe the partnering candidate would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential partnering candidates may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed Partnering Transaction, negatively.

Financial Position

With funds available for a Partnering Transaction in the amount of $280,950,832 (assuming no redemptions), we offer a partnering candidate a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Partnering Transaction using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partnering candidate to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Partnering Transaction

General

We intend to effectuate our Partnering Transaction using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our Partnering Transaction (pursuant to the Forward Purchase Agreement or other Forward Purchase Agreements or backstop agreements we may enter into from time to time), shares issued to the owners of the partnering candidate, debt issued to bank or other lenders or the owners of the partnering candidate, or a combination of the foregoing. We may seek to complete our Partnering Transaction with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Partnering Transaction is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our Partnering Transaction or used for redemptions of our Class A Ordinary Shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Partnering Transaction, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our Partnering Transaction, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Partnering Transaction, in which case we may issue additional securities or incur debt in connection with such Partnering Transaction. There are no prohibitions on our ability to issue securities or incur debt in connection with our Partnering Transaction. Other than the Forward Purchase Agreement, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Although our management will assess the risks inherent in a particular partnering candidate with which we may combine, we cannot assure Public Shareholders that this assessment will result in our identifying all risks that a partnering candidate may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a partnering candidate.

Sources of Partnering Candidates

We are not prohibited from pursuing a Partnering Transaction with a partnering candidate that is affiliated with our Sponsor, officers or directors, or from completing the Partnering Transaction through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our Partnering Transaction with a partnering candidate that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such a Partnering Transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Partnering Candidate and Structuring of Our Partnering Transaction

In evaluating a prospective partnering candidate, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular partnering candidate, we will proceed to structure and negotiate the terms of the Partnering Transaction.

The time required to select and evaluate a partnering candidate and to structure and complete our Partnering Transaction, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective partnering candidate with which our Partnering Transaction is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Partnering Transaction. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our Partnering Transaction.

Lack of Business Diversification

For an indefinite period of time after the completion of our Partnering Transaction, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete a Partnering Transaction with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Partnering Transaction with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Partnering Transaction, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Partnering Candidate’s Management Team

Although we intend to closely scrutinize the management of a prospective partnering candidate when evaluating the desirability of effecting our Partnering Transaction with that business, our assessment of the partnering candidate’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the partnering candidate cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Partnering Transaction. While it is possible that one or more of our directors will remain associated in some capacity with us following our Partnering Transaction, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Partnering Transaction. Moreover, we cannot assure Public Shareholders that members of our management team will have significant experience or knowledge relating to the operations of the particular partnering candidate.

We cannot assure Public Shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Partnering Transaction.

Following a Partnering Transaction, we may seek to recruit additional managers to supplement the incumbent management of the partnering candidate. We cannot assure Public Shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Facilities

We currently sub-lease our executive offices at 717 5th Avenue, 24th Floor, New York, NY from our Sponsor. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers, D.T. Ignacio Jayanti, Jeremy S. Schein and Paul Cabral. None of D.T. Ignacio Jayanti, Jeremy S. Schein nor Paul Cabral is obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Partnering Transaction. The amount of time they will devote in any time period will vary based on whether a partnering candidate has been selected for our Partnering Transaction and the stage of the Partnering Transaction process we are in. We do not intend to have any full time employees prior to the completion of our Partnering Transaction.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. Public Shareholders should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and Public Shareholders could lose all or part of their investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Partnering Transaction

Our shareholders may not be afforded an opportunity to vote on our proposed Partnering Transaction, which means we may complete our Partnering Transaction even though a majority of our shareholders do not support such a transaction.

We may choose not to hold a shareholder vote to approve our Partnering Transaction if the Partnering Transaction would not require shareholder approval under applicable law or stock exchange listing requirements. Except for as required by applicable law or stock exchange requirements, the decision as to whether we will seek shareholder approval of a proposed Partnering Transaction or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our Partnering Transaction even if holders of a majority of our Ordinary Shares do not approve of the Partnering Transaction we complete.

Our Public Shareholders’ only opportunity to affect the investment decision regarding a potential Partnering Transaction may be limited to the exercise of their right to redeem their shares from us for cash.

Our Public Shareholders will not be provided with an opportunity to evaluate the specific merits or risks of our Partnering Transaction. Since our board of directors may complete a Partnering Transaction without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Partnering Transaction, unless we seek such shareholder vote. Accordingly, our Public Shareholders’ only opportunity to affect the investment decision regarding our Partnering Transaction may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to them in which we describe our Partnering Transaction.

If we seek shareholder approval of our Partnering Transaction, our Initial Shareholders and management team have agreed to vote in favor of such Partnering Transaction, regardless of how our Public Shareholders vote.

Our Initial Shareholders hold 20% of the outstanding voting power of our Ordinary Shares (not including the Forward Purchase Shares). Our Initial Shareholders and management team also may from time to time purchase Class A Ordinary Shares prior to our Partnering Transaction. Our Amended and Restated Memorandum and Articles of Association provides that, if we seek shareholder approval of a Partnering Transaction, such Partnering Transaction will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares and the Performance Shares. As a result, in addition to the Founder Shares and Performance Shares, we would need 12,640,500, or 45%, of the 28,090,000 Public Shares sold in our Initial Public Offering to be voted in favor of a Partnering Transaction in order to have our Partnering Transaction approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our Partnering Transaction, the agreement by our Initial Shareholders and management team to vote in favor of our Partnering Transaction will increase the likelihood that we will receive the requisite shareholder approval for such Partnering Transaction.

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential partnering candidate, which may make it difficult for us to enter into a Partnering Transaction with a partnering candidate.

We may seek to enter into a Partnering Transaction agreement with a prospective partnering candidate that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Partnering Transaction. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related Partnering Transaction and may instead search for an alternate Partnering Transaction.

Prospective partnering candidates will be aware of these risks and, thus, may be reluctant to enter into a Partnering Transaction with us.

In evaluating a prospective target business for our initial Partnering Transaction, our management may rely on the availability of all of the funds from the sale of the Forward Purchase Securities to be used as part of the consideration to the sellers in the initial Partnering Transaction. If the sale of the Forward Purchase Securities does not close, we may lack sufficient funds to consummate our initial Partnering Transaction.

On June 30, 2021, we entered into a Forward Purchase Agreement with an affiliate, Corsair V Financial Services Capital Partners, L.P., pursuant to which such investor committed to purchase in the aggregate, up to 10,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a purchase price of $10.00 per unit, in private placements to occur concurrently, and only in connection with, the closing of our initial Partnering Transaction. The obligations of the investor under the Forward Purchase Agreement will not depend on whether any Class A Ordinary Shares are redeemed by our Public Shareholders. The obligations of such investor to purchase the Forward Purchase Securities are subject to the approval, prior to our entering into a definitive agreement for our initial Partnering Transaction, of its investment committee and the Forward Purchase Agreement contains customary closing conditions. However, if the sale of the Forward Purchase Securities does not close, we may lack sufficient funds to consummate our initial Partnering Transaction.

The requirement that we complete our Partnering Transaction by October 6, 2023 (or such later date as approved by holders of a majority of the voting power of our outstanding Ordinary Shares that are voted at a meeting to extend such date, voting together as a single class) may give potential partnering candidates leverage over us in negotiating a Partnering Transaction and may limit the time we have in which to conduct due diligence on potential Partnering Transaction candidates, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Partnering Transaction on terms that would produce value for our shareholders.

Any potential partnering candidate with which we enter into negotiations concerning a Partnering Transaction will be aware that we must complete our Partnering Transaction by October 6, 2023. Consequently, such partnering candidate may obtain leverage over us in negotiating a Partnering Transaction, knowing that if we do not complete our Partnering Transaction with that particular partnering candidate, we may be unable to complete our Partnering Transaction with any partnering candidate. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Partnering Transaction on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Partnering Transaction, and any partnering candidate with which we ultimately consummate a Partnering Transaction, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, and the business of any potential partnering candidate with which we consummate a Partnering Transaction could be materially and adversely affected. Furthermore, we may be unable to complete a Partnering Transaction if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, or vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Partnering Transaction will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Partnering Transaction, or the operations of a partnering candidate with which we ultimately consummate a Partnering Transaction, may be materially adversely affected.

In addition, our ability to consummate a Partnering Transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our Partnering Transaction by October 6, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable partnering candidate and complete our Partnering Transaction by October 6, 2023. Our ability to complete our Partnering Transaction may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 and its variants continues to spread both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Partnering Transaction, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and its variants may negatively impact businesses we may seek to acquire. If we have not completed our Partnering Transaction within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, Public Shareholders may be forced to wait beyond October 6, 2023 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to Public Shareholders prior to the date of our redemption or liquidation unless we consummate our Partnering Transaction prior thereto and only then in cases where Public Shareholders have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our Partnering Transaction.

If we seek shareholder approval of our Partnering Transaction, our Sponsor, Initial Shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from Public Shareholders, which may influence a vote on a proposed Partnering Transaction and reduce the public “float” of our Class A Ordinary Shares.

If we seek shareholder approval of our Partnering Transaction and we do not conduct redemptions in connection with our Partnering Transaction pursuant to the tender offer rules, our Sponsor, Initial Shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Partnering Transaction, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our Sponsor, Initial Shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchase of shares could be to vote such shares in favor of the Partnering Transaction and thereby increase the likelihood of obtaining shareholder approval of the Partnering Transaction or to satisfy a closing condition in an agreement with a partnering candidate that requires us to have a minimum net worth or a certain amount of cash at the closing of our Partnering Transaction, where it appears that such requirement would otherwise not be met. The purpose of any such purchase of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our Partnering Transaction. Any such purchase of our securities may result in the completion of our Partnering Transaction that may not otherwise have been possible. We expect any such purchase will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If we seek shareholder approval of our Partnering Transaction and we do not conduct redemptions pursuant to the tender offer rules, and if any individual Public Shareholders or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, such Public Shareholders will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our Partnering Transaction and we do not conduct redemptions in connection with our Partnering Transaction pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Partnering Transaction. Public Shareholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete our Partnering Transaction and Public Shareholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, Public Shareholders will not receive redemption distributions with respect to the Excess Shares if we complete our Partnering Transaction. And as a result, Public Shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Partnering Transaction opportunities, it may be more difficult for us to complete our Partnering Transaction. If we do not complete our Partnering Transaction, our Public Shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partnering candidates we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain partnering candidates that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partnering candidates. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our Partnering Transaction in conjunction with a shareholder vote or via a tender offer. Partnering candidates will be aware that this may reduce the resources available to us for our Partnering Transaction. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Partnering Transaction. If we do not complete our Partnering Transaction, our Public Shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

If the net proceeds of our Initial Public Offering not being held in the trust account are insufficient to allow us to operate for at least until October 6, 2023, it could limit the amount available to fund our search for a partnering candidate or candidates and complete our Partnering Transaction, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Partnering Transaction.

As of December 31, 2021, we had approximately $882,000 in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least until October 6, 2023; however, we cannot assure Public Shareholders that our estimate is accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partnering candidate. We could also use a portion of the funds as a down payment or to fund a no-shop provision (a provision in letters of intent or merger agreements designed to keep partnering candidates from shopping around for transactions with other companies or investors on terms more favorable to such partnering candidates) with respect to a particular proposed Partnering Transaction, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a partnering candidate and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partnering candidate.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our Partnering Transaction. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Partnering Transaction entity at a price of $1.50 per private placement warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our Partnering Transaction, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our Partnering Transaction because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our Public Shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless.

Subsequent to the completion of our Partnering Transaction, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause Public Shareholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a partnering candidate with which we combine, we cannot assure Public Shareholders that this diligence will identify all material issues that may be present with a particular partnering candidate, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the partnering candidate and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a partnering candidate or by virtue of our obtaining debt financing to partially finance the Partnering Transaction or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Partnering Transaction could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Partnering Transaction contained an actionable material misstatement or material omission.

We may not hold an annual general meeting until after the consummation of our Partnering Transaction, which could delay the opportunity for our shareholders to appoint directors.

In accordance with the NYSE’s corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In addition, as holders of our Class A Ordinary Shares, our Public Shareholders will not have the right to vote on the appointment of directors until after the consummation of our Partnering Transaction. Only holders of Founder Shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of our Partnering Transaction.

Public Shareholders will not be permitted to exercise their warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available.

If the issuance of the Class A Ordinary Shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full units purchase price solely for the Class A Ordinary Shares included in the units.

We have not registered, and do not intend to register the Class A Ordinary Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our Partnering Transaction, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our Partnering Transaction and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement.

We cannot assure Public Shareholders that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A Ordinary Shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Public Shareholders may only be able to exercise their public warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Ordinary Shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A Ordinary Shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If Public Shareholders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A Ordinary Shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A Ordinary Shares per warrant (subject to adjustment). As a result, Public Shareholders would receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such warrants for cash.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A Ordinary Shares issuable upon exercise of these warrants will cause holders to receive fewer Class A Ordinary Shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, holders will have the option to exercise their warrants on a cashless basis under certain circumstances. If holders choose to exercise their warrants on a cashless basis, the number of Class A Ordinary Shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A Ordinary Shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 Class A Ordinary Shares. The holder would have received 875 Class A Ordinary Shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A Ordinary Shares upon a cashless exercise of the warrants they hold.

The grant of registration rights to our Initial Shareholders and holders of our Private Placement Warrants may make it more difficult to complete our Partnering Transaction, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our Initial Shareholders and their permitted transferees can demand that we register the Founder Shares, the Performance Shares and the Class A Ordinary Shares into which such Founder Shares and Performance Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Class A Ordinary Shares and the warrants (and the Class A Ordinary Shares issuable upon exercise of such warrants) underlying such Private Placement Warrants, and holders of Private Placement Warrants that may be issued upon conversion of working capital loans may demand that we register the Class A Ordinary Shares and the warrants (and the Class A Ordinary Shares issuable upon exercise of such warrants) underlying such Private Placement Warrants.

Pursuant to the Forward Purchase Agreement, we will use our reasonable best efforts (i) to file within 30 days after the closing of the initial Partnering Transaction a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A Ordinary Shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the purchaser or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides for certain “piggy-back” registration rights to the holders of Forward Purchase Securities to include their securities in other registration statements filed by us.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our Partnering Transaction more costly or difficult to conclude. This is because the shareholders of the partnering candidate may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the Class A Ordinary Shares owned by our Initial Shareholders, holders of our Private Placement Warrants, holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a partnering candidate in a particular industry sector nor have we selected any specific partnering candidate with which to pursue our Partnering Transaction, Public Shareholders will be unable to ascertain the merits or risks of any particular partnering candidate’s operations.

Our efforts to identify a prospective Partnering Transaction candidate will not be limited to a particular industry, sector or geographic region. While we may pursue a Partnering Transaction opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services. Our Amended and Restated Memorandum and Articles of Association prohibits us from effectuating a Partnering Transaction solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific partnering candidate with respect to a Partnering Transaction, there is no basis to evaluate the possible merits or risks of any particular partnering candidate’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Partnering Transaction, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partnering candidate, we cannot assure Public Shareholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partnering candidate. We also cannot assure Public Shareholders that an investment in our units will ultimately prove to be more favorable to them than a direct investment, if such opportunity were available, in a partnering candidate. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Partnering Transaction could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Partnering Transaction contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective partnering candidates, we may enter into our Partnering Transaction with a partnering candidate that does not meet such criteria and guidelines, and as a result, the partnering candidate with which we enter into our Partnering Transaction may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective partnering candidates, it is possible that a partnering candidate with which we enter into our Partnering Transaction will not have all of these positive attributes. If we complete our Partnering Transaction with a partnering candidate that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Partnering Transaction with a partnering candidate that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a partnering candidate that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our Partnering Transaction if the partnering candidate does not meet our general criteria and guidelines. If we do not complete our Partnering Transaction, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

We may issue additional Class A Ordinary Shares or preference shares to complete our Partnering Transaction or under an employee incentive plan after completion of our Partnering Transaction. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Partnering Transaction as a result of the anti-dilution provisions contained in our Amended and Restated Memorandum and Articles of Association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 380,000,000 Class A Ordinary Shares, par value $0.0001 per share, 1,000,000 Class B Ordinary Shares, par value, $0.0001 per share, 50,000,000 Class F Ordinary Shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March 15, 2022, there were 351,910,000, 750,000, and 48,595,500 authorized but unissued Class A Ordinary Shares, Class B Ordinary Shares, and Class F Ordinary Shares, respectively, available for issuance. The Class F Ordinary Shares are automatically convertible into Class A Ordinary Shares concurrently with or immediately following the consummation of our Partnering Transaction, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Amended and Restated Memorandum and Articles of Association. As of December 31, 2021, there are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our Partnering Transaction or under an employee incentive plan after completion of our Partnering Transaction. We may also issue a substantial and potentially unlimited number of additional Class A Ordinary Shares in accordance with the terms of the Performance Shares, as the Performance Shares are not subject to a conversion limitation in the event of increases in the price of our Class A Ordinary Shares. Further, our board of directors (in consultation with our Sponsor) may make a one-time election following our Initial Public Offering and prior to the consummation of a Partnering Transaction, may elect to forfeit all of its Performance Shares, require us to effect a share split of the Founder Shares and deliver a number of Founder Shares equal to the number of Performance Shares it forfeits.

In addition, we may also issue Class A Ordinary Shares to redeem the warrants or upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Partnering Transaction as a result of the anti-dilution provisions as set forth therein. However, our Amended and Restated Memorandum and Articles of Association provides, among other things, that prior to our Partnering Transaction, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote together as a single class with our then outstanding Public Shares (a) on any Partnering Transaction or (b) to approve an amendment to our Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a Partnering Transaction beyond October 6, 2023 or (y) amend the foregoing provisions. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of investors in our Initial Public Offering (which dilutive effect would increase as the price of our Class A Ordinary Shares increases on a year-over-year basis, in respect of shares issued upon conversion of the Performance Shares);

•	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

•
could cause a change in control if a substantial number of Class A Ordinary Shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A Ordinary Shares and/or warrants.

Our Initial Shareholders will receive additional Class A Ordinary Shares if we issue certain shares to consummate a Partnering Transaction.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our Partnering Transaction on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or Equity-Linked Securities are issued or deemed issued in connection with our Partnering Transaction (including the Forward Purchase Shares, but not including the Forward Purchase Warrants or any Class A Ordinary Shares issuable with respect to Performance Shares), the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 5% of the total number of as-converted Class A Ordinary Shares outstanding after such conversion (or 20% of the total number of as-converted Class A Ordinary Shares outstanding, to the extent our board of directors elects the promote conversion), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any Equity-Linked Securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Partnering Transaction (including the Forward Purchase Securities); provided that such conversion of Founder Shares into Class A Ordinary Shares will never occur on a less than one-for-one basis.

Resources could be wasted in researching Partnering Transactions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our Partnering Transaction, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific partnering candidate and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Partnering Transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific partnering candidate, we may fail to complete our Partnering Transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our Partnering Transaction, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Partnering Transaction, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, we may choose to incur substantial debt to complete our Partnering Transaction. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a Partnering Transaction are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A Ordinary Shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Partnering Transaction with the proceeds of our Initial Public Offering, the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the private placement of warrants provided us with $280,950,832 that we may use to complete our Partnering Transaction. In addition, prior to the consummation of our Initial Public Offering, we entered into a Forward Purchase Agreement with an affiliate, Corsair V Financial Services Capital Partners, L.P., pursuant to which such investor committed to purchase in the aggregate, up to 10,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a purchase price of $10.00 per unit, in private placements to occur concurrently, and only in connection with, the closing of our initial Partnering Transaction. The obligations of the investor under the Forward Purchase Agreement will not depend on whether any Class A Ordinary Shares are redeemed by our Public Shareholders. The obligations of such investor to purchase the Forward Purchase Securities are subject to the approval, prior to our entering into a definitive agreement for our initial Partnering Transaction, of its investment committee and the Forward Purchase Agreement contains customary closing conditions. The proceeds from the sale of Forward Purchase Securities, if any, may be used as part of the consideration to the sellers in our initial Partnering Transaction, expenses in connection with our initial Partnering Transaction or for working capital in the post-transaction company. There can be no assurance that the purchase of the Forward Purchase Agreement will close.

We may effectuate our Partnering Transaction with a single partnering candidate or multiple partnering candidates simultaneously or within a short period of time. However, we may not be able to effectuate our Partnering Transaction with more than one partnering candidate because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partnering candidates as if they had been operated on a combined basis. By completing our Partnering Transaction with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Partnering Transactions in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Partnering Transaction.

We may attempt to simultaneously complete Partnering Transactions with multiple prospective partnering candidates, which may hinder our ability to complete our Partnering Transaction and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Partnering Transactions, which may make it more difficult for us, and delay our ability, to complete our Partnering Transaction. With multiple Partnering Transactions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Partnering Transaction with a private company about which little information is available, which may result in a Partnering Transaction with a company that is not as profitable as we suspected, if at all.

In pursuing our Partnering Transaction strategy, we may seek to effectuate our Partnering Transaction with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Partnering Transaction on the basis of limited information, which may result in a Partnering Transaction with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Partnering Transaction with which a substantial majority of our shareholders or warrant holders do not agree.

Our Amended and Restated Memorandum and Articles of Association does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Partnering Transaction may impose a minimum cash requirement for: (i) cash consideration to be paid to the partnering candidate or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our Partnering Transaction even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Partnering Transaction and do not conduct redemptions in connection with our Partnering Transaction pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Partnering Transaction exceed the aggregate amount of cash available to us, we will not complete the Partnering Transaction or redeem any shares in connection with such Partnering Transaction, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Partnering Transaction.

In order to effectuate a Partnering Transaction, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure Public Shareholders that we will not seek to amend our Amended and Restated Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our Partnering Transaction that our shareholders may not support.

In order to effectuate a Partnering Transaction, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of Partnering Transaction, increased redemption thresholds and extended the time to consummate a Partnering Transaction and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending certain provisions of our Amended and Restated Memorandum and Articles of Association requires the approval of a special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants that vote on such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our Amended and Restated Memorandum and Articles of Association requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a Partnering Transaction by October 6, 2023 or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our charter or governing instruments or extend the time to consummate a Partnering Transaction in order to effectuate our Partnering Transaction.

The provisions of our Amended and Restated Memorandum and Articles of Association that relate to our pre-Partnering Transaction activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Amended and Restated Memorandum and Articles of Association to facilitate the completion of a Partnering Transaction that some of our shareholders may not support.

Our Amended and Restated Memorandum and Articles of Association provides that any of its provisions related to Partnering Transaction activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our Ordinary Shares who attend and vote at a general meeting of our company for that purpose. In all other instances, our Amended and Restated Memorandum and Articles of Association may be amended by holders of a majority of the voting power of our outstanding Ordinary Shares entitled to vote thereon, subject to applicable provisions of applicable stock exchange rules. Our Initial Shareholders, who, with their Founder Shares and Performance Shares, will collectively hold 20% of the voting power of our Ordinary Shares prior to the completion of a Partnering Transaction, may participate in any vote to amend our Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Amended and Restated Memorandum and Articles of Association which govern our pre-Partnering Transaction behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Partnering Transaction with which Public Shareholders do not agree.

Our shareholders may pursue remedies against us for any breach of our Amended and Restated Memorandum and Articles of Association.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Partnering Transaction by October 6, 2023 or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Partnering Transaction or to fund the operations and growth of a partnering candidate, which could compel us to restructure or abandon a particular Partnering Transaction. If we do not complete our Partnering Transaction, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our Initial Public Offering, the sale of the Private Placement Warrants and the Forward Purchase Securities will be sufficient to allow us to complete our Partnering Transaction, because we have not yet selected any specific partnering candidate we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering, the sale of the Private Placement Warrants and the Forward Purchase Securities prove to be insufficient, either because of the size of our Partnering Transaction, the depletion of the available net proceeds in search of a partnering candidate, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Partnering Transaction the sale of the Forward Purchase Securities does not close or the terms of negotiated transactions to purchase shares in connection with our Partnering Transaction, we may be required to seek additional financing or to abandon the proposed Partnering Transaction. We cannot assure Public Shareholders that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our Partnering Transaction, we would be compelled to either restructure the transaction or abandon that particular Partnering Transaction and seek an alternative partnering candidate. If we do not complete our Partnering Transaction, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Partnering Transaction, we may require such financing to fund the operations or growth of the partnering candidate. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partnering candidate. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Partnering Transaction.

Our Initial Shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Class A ordinary shareholders do not support.

Our Initial Shareholders, with their Founder Shares and their Performance Shares, hold approximately 20% of the voting power of our Ordinary Shares prior to the completion of a Partnering Transaction. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Class A ordinary shareholders do not support, including amendments to our Amended and Restated Memorandum and Articles of Association. Further, pursuant to a Letter Agreement with our Sponsor, we have agreed not to enter into a definitive agreement regarding a Partnering Transaction without the prior written consent of our Sponsor. As a result, we may not be permitted to enter into a Partnering Transaction that our Board believes to be in the shareholders’ best interests. Further, for so long as any Performance Shares remain outstanding, we may not, without the prior or written consent of the holders of a majority of the Performance Shares then outstanding take certain actions such as to (i) change our fiscal year, (ii) increase the number of directors on the Board, (iii) pay any dividends or effect any split on any of our Ordinary Shares or make any distributions of cash, securities or any other property, (iv) adopt any shareholder rights plan, (v) acquire any entity or business with assets at a purchase price greater than 10% or more of our total assets measured in accordance with generally accepted accounting principles in the United States or the accounting standards then used by us in the preparation of our financial statements or (vi) issue any Class A Ordinary Shares in excess of 20% of our then outstanding Class A Ordinary Shares or that would otherwise require a shareholder vote pursuant to the rules of the stock exchange on which the Class A Ordinary Shares are then listed or (vii) make a rights offering to all or substantially all of the holders of Class B Ordinary Shares or issue additional Class B Ordinary Shares. As a result, the holders of the Performance Shares may be able to prevent us from taking such actions that the Board believes is in our interest.

If our Initial Shareholders purchase any units in our Initial Public Offering or if our Initial Shareholders purchase any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our Partnering Transaction, in which case all of the current directors will continue in office until at least the completion of the Partnering Transaction. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Shareholders will continue to exert control at least until the completion of our Partnering Transaction.

Because we must furnish our shareholders with partnering candidate financial statements, we may lose the ability to complete an otherwise advantageous Partnering Transaction with some prospective partnering candidates.

The federal proxy rules require that the proxy statement with respect to the vote on a Partnering Transaction include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential partnering candidates we may acquire because some partnering candidates may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Partnering Transaction within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Partnering Transaction, require substantial financial and management resources, and increase the time and costs of completing a Partnering Transaction.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a newly organized company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar Partnering Transaction makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partnering candidate with which we seek to complete our Partnering Transaction may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Partnering Transaction.

Provisions in our Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our Amended and Restated Memorandum and Articles of Association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new classes of preference shares, and potential payments owed with respect to our Performance Shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our Partnering Transaction with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a partnering candidate with operations or opportunities outside of the United States for our Partnering Transaction, we may face additional burdens in connection with investigating, agreeing to and completing such Partnering Transaction, and if we effect such Partnering Transaction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a partnering candidate with operations or opportunities outside of the United States for our Partnering Transaction, we would be subject to risks associated with cross-border Partnering Transactions, including in connection with investigating, agreeing to and completing our Partnering Transaction, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Partnering Transaction with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future Partnering Transactions may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Partnering Transaction, or, if we complete such Partnering Transaction, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

A potential target’s business could be affected by political instability, including relating to Ukraine and related sanctions or export controls imposed by the U.S., EU, UK, or other governments.

The ongoing conflict in Ukraine along with the responses of the governments of the United States, EU member states, the United Kingdom, and other nations have the potential to materially adversely affect a potential target business’s operations or assets in or (direct or indirect) dealings with parties organized or located within Ukraine, Russia, and Belarus. Due to recent geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies may respond with countermeasures, which could further restrict the target business’s operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy. Any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.

Risks Relating to our Securities

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Partnering Transaction or optimize our capital structure.

At the time we enter into an agreement for our Partnering Transaction, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Partnering Transaction agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Partnering Transaction available to us or optimize our capital structure.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Partnering Transaction would be unsuccessful and that Public Shareholders would have to wait for liquidation in order to redeem their shares.

If our Partnering Transaction agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Partnering Transaction would be unsuccessful is increased. If our Partnering Transaction is unsuccessful, Public Shareholders would not receive their pro rata portion of the funds in the trust account until we liquidate the trust account. If Public Shareholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, Public Shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their shares in the open market.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Partnering Transaction, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Partnering Transaction. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Partnering Transaction will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the Partnering Transaction is to be held. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

Public Shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, Public Shareholders may be forced to sell their Public Shares or warrants, potentially at a loss.

Our Public Shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of a Partnering Transaction, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Partnering Transaction by October 6, 2023 or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity, and (iii) the redemption of our Public Shares if we do not complete a Partnering Transaction by October 6, 2023, subject to applicable law and as further described herein. In addition, if we do not complete a Partnering Transaction by October 6, 2023, Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, Public Shareholders may be forced to wait beyond October 6, 2023 before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, they may be forced to sell their Public Shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit Public Shareholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A Ordinary Shares and warrants are currently listed on the NYSE. We cannot assure Public Shareholders that our securities will continue to be listed on the NYSE in the future or prior to our Partnering Transaction. In order to continue listing our securities on the NYSE prior to our Partnering Transaction, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our Partnering Transaction, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our shareholder’s equity would generally be required to be at least $5.0 million. We cannot assure Public Shareholders that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A Ordinary Shares and warrants are currently listed on the NYSE, our units, Class A Ordinary Shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Public Shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete a Partnering Transaction with a partnering candidate that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the Private Placement Warrants and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our Partnering Transaction than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of a Partnering Transaction.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective partnering candidates and other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of our Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we do not complete our Partnering Transaction within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Partnering Transaction, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.

Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the Letter Agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective partnering candidate with which we have entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective partnering candidate who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our Partnering Transaction and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Partnering Transaction, and Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partnering candidates.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

The net proceeds of our Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $280,950,832, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (net of Permitted Withdrawals) would be reduced. In the event that we are unable to complete our initial Partnering Transaction, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $280,900,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying Public Shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying Public Shareholders from the trust account prior to addressing the claims of creditors. We cannot assure Public Shareholders that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

Certain agreements related to our Initial Public Offering may be amended without shareholder approval.

Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the Letter Agreement among us and our Sponsor, officers and directors; the registration and shareholder rights agreement among us and our Initial Shareholders; the private placement warrants purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our Partnering Transaction. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Partnering Transaction, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our Partnering Transaction will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such Partnering Transaction, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our Partnering Transaction that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our Initial Shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

In addition, pursuant to the terms of our Amended and Restated Memorandum and Articles of Association, the powers, preferences or relative, participating, optional or other special rights of the Performance Shares may be amended only with the prior vote or written consent of the holders of a majority of the Performance Shares then outstanding, voting separately as a single class, without the need to seek approval from any other class of our Ordinary Shares, even in situations where the amendment to the terms of the Performance Shares may adversely impact such other class of Ordinary Shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants for amendments necessary for the warrants to be classified as equity. As a result, the exercise price of Public Shareholders’ warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased, all without Public Shareholders’ approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any shareholder or warrant holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, (ii) adjusting the provisions relating to cash dividends on Class A Ordinary Shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then outstanding public warrants that vote to amend the warrant agreement, after at least 10 days’ notice that an amendment is being sought, is required to make any change that adversely affects the interests of the registered holders. Although our ability to amend the terms of the public warrants with such 50% consent of is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a warrant.

We may redeem Public Shareholders’ unexpired warrants prior to their exercise at a time that is disadvantageous to Public Shareholders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force Public Shareholders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. The Forward Purchase Warrants are redeemable on the same terms as the warrants offered as part of the units sold in our Initial Public Offering. None of the Private Placement Warrants will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of our Class A Ordinary Shares determined based on the redemption date and the fair market value of our Class A Ordinary Shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of Ordinary Shares received is capped at 0.361 of our Class A Ordinary Shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our Partnering Transaction.

We issued warrants to purchase 9,363,333 Class A Ordinary Shares as part of the units offered in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a private placement an aggregate of 5,412,000 Private Placement Warrants each exercisable to purchase one Class A ordinary share at $11.50 per share. We may also issue up to 3,333,333 Forward Purchase Warrants pursuant to the Forward Purchase Agreements, if any. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.50 per private placement warrant. To the extent we issue Class A Ordinary Shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partnering candidate. Such warrants, when exercised, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partnering candidate.

Our warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Ordinary Shares or may make it more difficult for us to consummate an initial Partnering Transaction.

Following the consummation of our Initial Public Offering and the concurrent issuance of the Private Placement Warrants to our Sponsor, we accounted for the 14,775,333 warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because our warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each of the warrants as a liability at its fair value which will be estimated using an internal valuation model. Our valuation model utilizes inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which such warrants can be settled. The impact of changes in the fair value of our warrants on our earnings may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Partnering Transaction with a target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a Partnering Transaction since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partnering candidates. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Risks Relating to our Sponsor and Management Team

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, or businesses associated with them, is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any Partnering Transaction we may consummate or (ii) that we will be able to locate a suitable candidate for our Partnering Transaction. Public Shareholders should not rely on the historical record of the performance of our management team or businesses associated with them, as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek Partnering Transaction opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a Partnering Transaction outside of our management’s areas of expertise if a Partnering Transaction candidate is presented to us and we determine that such candidate offers an attractive Partnering Transaction opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Partnering Transaction candidate, we cannot assure Public Shareholders that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure Public Shareholders that an investment in our units will not ultimately prove to be less favorable to them in our Initial Public Offering than a direct investment, if an opportunity were available, in a Partnering Transaction candidate.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Partnering Transaction. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Partnering Transactions and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Partnering Transaction and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Partnering Transaction. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Partnering Transaction is dependent upon the efforts of our key personnel. The role of our key personnel in the partnering candidate, however, cannot presently be ascertained. Although some of our key personnel may remain with the partnering candidate in senior management or advisory positions following our Partnering Transaction, it is likely that some or all of the management of the partnering candidate will remain in place. While we intend to closely scrutinize any individuals we engage after our Partnering Transaction, we cannot assure Public Shareholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a partnering candidate in connection with a particular Partnering Transaction, and a particular Partnering Transaction may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Partnering Transaction and as a result, may cause them to have conflicts of interest in determining whether a particular Partnering Transaction is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Partnering Transaction only if they are able to negotiate employment or consulting agreements in connection with the Partnering Transaction. Such negotiations would take place simultaneously with the negotiation of the Partnering Transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Partnering Transaction. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partnering candidate, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective partnering candidate and, as a result, may affect our Partnering Transaction with a partnering candidate whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Partnering Transaction with a prospective partnering candidate, our ability to assess the partnering candidate’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the partnering candidate’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the partnering candidate’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Partnering Transaction could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Partnering Transaction contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our Partnering Transaction. The loss of a partnering candidate’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our Partnering Transaction cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Partnering Transaction, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Partnering Transaction.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Partnering Transaction and their other businesses. We do not intend to have any full-time employees prior to the completion of our Partnering Transaction. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Partnering Transaction. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance—Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Partnering Transaction, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Partnering Transaction opportunity to such entity subject to their fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partnering candidate may be presented to another entity prior to its presentation to us.

Our Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except, and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that Public Shareholders should be aware of, please see “Directors, Executive Officers and Corporate Governance—Officers and Directors,” “Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Certain Relationships and Related Transactions, and Director Independence.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Partnering Transaction with a partnering candidate that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so, or we may acquire a partnering candidate through an affiliated joint acquisition with one or more affiliates of Corsair Capital and/or one or more investors in Corsair Capital or one of its affiliates. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partnering candidate and completing a Partnering Transaction. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partnering candidate may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Partnering Transaction are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a Partnering Transaction with one or more partnering candidates that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for Partnering Transaction opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Partnering Transaction with any entities with which they are affiliated, and there have been no substantive discussions concerning a Partnering Transaction with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Partnering Transaction as set forth in “Business—Effecting Our Partnering Transaction” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent accounting firm regarding the fairness to our company from a financial point of view of a Partnering Transaction with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Partnering Transaction may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Moreover, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of Corsair Capital and/or one or more investors in Corsair Capital or one of its affiliates. Any such parties may co-invest with us in the partnering candidate at the time of our Partnering Transaction, or we could raise additional proceeds to complete the Partnering Transaction by issuing to such parties a class of equity or Equity-Linked Securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Partnering Transaction is not completed (other than with respect to Public Shares they may acquire), a conflict of interest may arise in determining whether a particular partnering candidate is appropriate for our Partnering Transaction.

On January 8, 2021, one of our affiliates purchased an aggregate of (a) 2,300,000 Founder Shares in exchange for a capital contribution of $6,250, or approximately $0.0027 per share and (b) 120,000 Performance Shares for a capital contribution of $18,750, or approximately $0.1563 per share, and on January 21, 2021 (x) exchanged 130,000 Founder Shares on a one for one basis for Performance Shares and (y) surrendered 157,500 Founder Shares. Such Founder Shares and Performance Shares were assigned to our Sponsor on January 28, 2021. On April 30, 2021, our Sponsor surrendered 575,000 Founder Shares for no consideration, such that as of June 30, 2021, there were 1,437,500 Founder Shares and 250,000 Performance Shares issued and outstanding. On July 15, 2021, the underwriter purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Class F Ordinary Shares on July 15, 2021. The Founder Shares will be worthless if we do not complete a Partnering Transaction. In addition, our Sponsor purchased an aggregate of 5,412,000 Private Placement Warrants for an aggregate purchase price of $8,118,000, or $1.50 per private placement warrant. The Private Placement Warrants will also be worthless if we do not complete our Partnering Transaction. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a Partnering Transaction, completing a Partnering Transaction and influencing the operation of the business following the Partnering Transaction. This risk may become more acute as the 24-month anniversary of the closing of our Initial Public Offering nears, which is the deadline for our completion of a Partnering Transaction.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A Ordinary Shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). If we determine we are a PFIC for any taxable year, we expect to provide to a U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will provide such required information on a timely basis or at all, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisers regarding the possible application of the PFIC rules.

Public Shareholders may be treated as receiving taxable constructive distributions for U.S. federal income tax purposes even though they do not receive a corresponding cash distribution. In addition, in the event we complete our Partnering Transaction with a U.S. company and certain other conditions are met, non-U.S. investors may be subject to withholding taxes, and we may have withholding obligations, with respect to any such constructive distribution.

The terms of the warrants provide for an adjustment to the number of Class A Ordinary Shares for which warrants may be exercised or to the exercise price of the warrants in certain events. When certain adjustments are made, depending on the circumstances, Public Shareholders may be treated for U.S. federal income tax purposes as receiving a constructive distribution from us even though no cash distributions are made. In addition, it is possible that the conversion of Performance Shares into Class A Ordinary Shares could similarly result in a constructive distribution to Public Shareholders.

Moreover, if we complete our Partnering Transaction with a U.S. company and certain other conditions are met, non-U.S. investors may be subject to U.S. federal withholding tax in respect of any such constructive distribution with respect to our warrants or shares, and we or another withholding agent may be liable for any failure to withhold and remit any tax due to the appropriate taxing authority, even though no contemporaneous cash distributions are made.

General Risk Factors

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Partnering Transaction.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our Partnering Transaction. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Partnering Transaction and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Partnering Transaction; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Partnering Transaction by October 6, 2023; and (iii) absent a Partnering Transaction by October 6, 2023 or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity, our return of the funds held in the trust account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Partnering Transaction. If we do not complete our Partnering Transaction, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Partnering Transaction, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Partnering Transaction, and results of operations.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, Public Shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our Partnering Transaction with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our Partnering Transaction.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, Public Shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for Public Shareholders to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as Public Shareholders of a United States company.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are a company with no operating history and no revenues established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar Partnering Transaction, and Public Shareholders have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands and all of our activities to date have been related to our formation, our Initial Public Offering and our search for a business combination target. Because we lack an operating history, Public Shareholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We may reincorporate in another jurisdiction in connection with our Partnering Transaction, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our Partnering Transaction, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair Public Shareholders’ ability to communicate with us.

We identified a material weakness in our internal control over financial reporting for the quarterly period ended September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021. Based on this evaluation, our management concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Specifically, the Company’s management concluded that our control around the interpretation and accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of July 6, 2021 for the period ended September 30, 2021.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure Public Shareholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 717 Fifth Avenue, 24th Floor New York, NY 10022. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information

Our Class A Ordinary Shares, warrants, and units are each traded on the NYSE under the symbol “CORS,” “CORS.WS” and “CORS.U” respectively. Our units commenced public trading on July 1, 2021. Our Class A Ordinary Shares and warrants began separate trading on August 23, 2021.

(b)   Holders

On March 15, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A Ordinary Shares, 1 holder of record of our Class B Ordinary Shares, 1 holder of record of our Class F Ordinary Shares and 2 holders of record of our warrants.

(c)   Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of a Partnering Transaction. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a Partnering Transaction. The payment of any cash dividends subsequent to a Partnering Transaction will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

None.

 (e)  Performance Graph

Not applicable.

 (f)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On January 8, 2021, one of our affiliates purchased an aggregate of (a) 2,300,000 Founder Shares in exchange for a capital contribution of $6,250, or approximately $0.0027 per share and (b) 120,000 Performance Shares for a capital contribution of $18,750, or approximately $0.1563 per share, and on January 21, 2021 (x) exchanged 130,000 Founder Shares on a one for one basis for Performance Shares and (y) surrendered 157,500 Founder Shares. Such Founder Shares and Performance Shares were assigned to our Sponsor on January 28, 2021. On April 30, 2021, our Sponsor surrendered 575,000 Founder Shares for no consideration, such that as of June 30, 2021, there were 1,437,500 Founder Shares and 250,000 Performance Shares issued and outstanding. On July 15, 2021, the underwriter purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Class F Ordinary Shares on July 15, 2021. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, and were subsequently transferred to our Sponsor pursuant to Regulation S under the Securities Act.

Use of Proceeds

Upon the closing of our Initial Public Offering, the Private Placement (as defined below) and the underwriters’ partial exercise of their over-allotment option, $280,900,000 of the net proceeds of our Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account.

We paid a total of $5.6 million in underwriting discounts and commissions and approximately $2.2 million for other offering costs related to our Initial Public Offering.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as is described in our final prospectus related to our Initial Public Offering.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Corsair Partnering Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on December 29, 2020. The Company was formed for the purpose of identifying a company to partner with, in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar Partnering Transaction with one or more businesses (“Partnering Transaction”). The Company may pursue a Partnering Transaction in any business or industry but expect to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has not generated revenue to date.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.5 million). In connection with the exercise of the over-allotment option on July 15, 2021, the Sponsor purchased an additional 412,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $618,000.

Following the closing of the Initial Public Offering and the Private Placement, $280.9 million ($10.00 per Unit, and including $30,900,000 in connection with the underwriters’ partial exercise of the over-allotment option) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”), located in the United States and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

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

The Company will only have at most until October 6, 2023 to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and shareholders do not approve an amendment to the Amended and Restated Memorandum and Articles of Association to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The holders of the Founder Shares immediately prior to the Initial Public Offering entered into a Letter Agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association, to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the Partnering Transaction within 24 months of the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

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

Prior to the Partnering Transaction or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Partnering Transaction will be made from funds held outside the Trust Account. As of December 31, 2021, the Company had approximately $2,000 in due to related party for such expense reimbursement.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $882,000 in its operating bank account and working capital of approximately $1.1 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover for certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares, a loan from the Sponsor under the Note of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loan.

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

Results of Operations

Our entire activity from January 1, 2021 (commencement of operations) through December 31, 2021 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Partnering Transaction.

For the period from January 1, 2021 (commencement of operations) through December 31, 2021, we had net loss of approximately $1,815,000, which consisted of a non-cash loss of approximately $591,000 for the change in fair value of derivative warrant liabilities, approximately $739,000 of general and administrative expenses, and approximately $535,000 in offering costs associated with derivative warrant liabilities, offset by approximately $51,000 of income from investments held in the Trust Account.

Contractual Obligations

Forward Purchase Agreement

On June 30, 2021, the Company entered into a Forward Purchase Agreement with an affiliate, Corsair V Financial Services Capital Partners L.P. (the “Forward Purchaser”), pursuant to which the Forward Purchaser agreed to purchase in the aggregate, up to 10,000,000 Units, with each Unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a purchase price of $10.00 per Unit, in private placements to occur concurrently, and only in connection with, the closing of the initial Partnering Transaction. The obligations of the Forward Purchaser under the Forward Purchase Agreement will not depend on whether any Class A Ordinary Shares are redeemed by the Public Shareholders. The obligations of the Forward Purchaser to purchase the Forward Purchase Securities are subject to the approval, prior to the Company entering into a definitive agreement for the initial Partnering Transaction, of its investment committee and the Forward Purchase Agreement contains customary closing conditions. The Forward Purchase Agreement is not a firm commitment by either party to the agreement. The proceeds from the sale of Forward Purchase Securities, if any, may be used as part of the consideration to the sellers in the initial Partnering Transaction, expenses in connection with the initial Partnering Transaction or for working capital in the post-transaction company.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of December 31, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares is classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 28,090,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A Ordinary Shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the period from January 1, 2021 (commencement of operations) through December 31, 2021. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Report starting on pages F-1. See the “Index to Financial Statements” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of July 6, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To remediate the above material weakness, we intend to develop a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to the accounting classification of our Class A Ordinary Shares subject to possible redemption, see “Note 2. Restatement of Previously Reported Financial Statements” to the accompanying financial statements.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
D.T. Ignacio Jayanti	53	Chief Executive Officer and Director
Jeremy S. Schein	42	President and Director
Paul Cabral	48	Chief Financial Officer
Maripat Alpuche	57	Director
Daniel J. Eckert	48	Director
William I. Jacobs	80	Director

D.T. Ignacio Jayanti, Chief Executive Officer and Director

D.T. Ignacio Jayanti has served as our CEO and a member of our board of directors since January 2021, and was appointed as Chairman of our board of directors in connection with the closing of our Initial Public Offering. Mr. Jayanti joined Corsair Capital in 1993, and currently serves as its Managing Partner and Chairman of the Buy-outs Investment Committee and as a member of the Infrastructure Investment Committee of Corsair’s corporate private equity funds. Prior to spinning off Corsair Capital as an independent business from J.P. Morgan Chase & Co. in 2006, Mr. Jayanti played a key role as a senior member of the investment team of the predecessor Corsair funds and was responsible for managing the operations of the Corsair business from 1994 onwards. From 1994 to 1999, Mr. Jayanti was also a senior member of the Investment Banking Department of J.P. Morgan, where he headed the Emerging Markets Financial Institutions group. Prior to J.P. Morgan, Mr. Jayanti worked at Credit Suisse First Boston in the Financial Institutions group both in New York and London. His investment banking experience includes complex advisory assignments in the United States, Europe, Asia and Latin America. Mr. Jayanti holds B.A. and an M.A. in Economics from Queens’ College, Cambridge University. We believe that Mr. Jayanti is qualified to serve as a member of our board of directors because of his extensive business and investment experience in the private equity industry and his knowledge of the financial services sector.

Jeremy S. Schein, President and Director

Jeremy S. Schein has served as our President and a member of our board of directors since January 2021. Mr. Schein is a Partner at Corsair Capital having worked at Corsair Capital in a number of roles at the firm since 2001. He serves as a member of Corsair Capital’s Investment Committee. Mr. Schein serves on the board of REPAY Holdings Corporation, as well as several current Corsair Capital portfolio companies, including Multi Service Technology Solutions, Inc., Identity Intelligence Group, LLC, Oakridge Insurance Services LLC, Spring Venture Group, LLC, and Jackson Hewitt Tax Service Inc. Mr. Schein holds a B.A. in Economics from Cornell University. We believe Mr. Schein’s extensive knowledge in the areas of financial technology, payments, business services and the broader financial services industry coupled with his experience in private equity investments, as well as his experience in leading the merger of a private company with and into a special purpose acquisition company, makes him well qualified to serve as a director.

Paul Cabral, Chief Financial Officer

Mr. Cabral has served as our Chief Financial Officer since January 2021, and is also the Chief Financial Officer of Corsair Capital. He joined Corsair Capital in 2017. Mr. Cabral leads the finance functions of Corsair Capital. Prior to joining Corsair Capital, from 2007 to 2017, Mr. Cabral was the Vice President of Finance at Riverstone Equity Partners, where he managed the finance functions for the firm and served as Chief Financial Officer of the credit business. Prior to Riverstone, Mr. Cabral was Chief Financial Officer of Hampshire Equity Partners and Arsenal Capital Partners, both middle market buyout firms. Prior to Arsenal, Mr. Cabral was a Vice President in the Private Investment Accounting Group at Goldman Sachs. Mr. Cabral started his career at PricewaterhouseCoopers. Mr. Cabral holds a B.S. in Accounting from Villanova University and is a Certified Public Accountant in the state of New York.

Maripat Alpuche, Director

Ms. Alpuche is a professional with 30 years of experience advising a diverse array of the nation’s leading financial services, private equity and other business entities on M&A, capital markets, joint venture and other transformational strategic transactions. Ms. Alpuche played a leading advisory role in several of the nation’s largest public company mergers in the financial services sector. She also acted as trusted advisor to executive management teams and boards on governance, disclosure, contract negotiation and disputes, regulatory issues and other strategic matters. Ms. Alpuche has spent the majority of her professional career at Simpson Thacher & Bartlett LLP where she is a key advisor on industry’s largest public mergers, including the most recent four mergers creating JPMorgan Chase & Co; the merger of Bank of New York Corporation and Mellon Corporation; the merger of Wachovia Corporation and First Union Corporation and Wachovia’s successful hostile takeover defense against SunTrust; and the acquisition of John Hancock Financial Services, Inc. by Manulife Corporation. Ms. Alpuche is also a co-founder and the Chief Legal Officer of Percapita Group, LLC, a startup retail financial services platform with a commitment to a diverse and inclusive employee and client base. Ms. Alpuche received a B.A. from Franklin & Marshall College and a Juris Doctor from Columbia University School of Law. We believe Ms. Alpuche’s experience in mergers and acquisitions as well as her experience in the financial services industry makes her well qualified to serve as a member on our board of directors.

Daniel J. Eckert, Director

Mr. Eckert most recently served as the Chief Product, Strategy & Development Officer at Green Dot Corporation, where he reshaped the company’s product and operations organizations for greater customer centricity while leading platform innovation efforts with strategic partners such as Apple, Google, Amazon, Intuit and Wealthfront. Prior to Green Dot, Mr. Eckert spent the last decade in progressive levels of responsibility as a senior executive at Walmart Inc., where he served as a key member of the U.S. leadership team responsible for Walmart’s retail- and omni-channel business transformation. Mr. Eckert’s responsibilities spanned Walmart’s financial, retail, automated, and in-store pickup service lines as well as leadership over its Omnichannel shopping tools and Omni product catalog services, spanning 4,700 stores, 64,000 automated kiosks, and all of Walmart’s digital platforms. Prior to Walmart, Mr. Eckert served as senior vice president of card and retail services for HSBC, where he founded and led HSBC’s venture development and payment products group. He also previously held positions at JPMorgan Chase & Co. and Accenture Ltd. (Strategy Consultant), and was founder and president of an early-stage investment banking company. Mr. Eckert became an operating partner of Corsair Capital LLC prior to the closing of our Initial Public Offering. Mr. Eckert received a B.A. in History from University of Michigan and a M.B.A. from the University of Chicago Booth School of Business. Mr. Eckert also a proud military veteran, having served as a Logistics Officer in the United States Marine Corps. We believe that Mr. Eckert is qualified to serve as a member of our board of directors because of his extensive senior leadership experience in the financial services sector.

William I. Jacobs, Director

Mr. Jacobs previously held the position of Senior Executive Vice President for MasterCard Global Resources where his responsibilities included administration, government affairs, audit, finance, analysis, legal, human resources and global communications. At Global Resources, he was responsible for developing new business ventures to service a wider range of member needs and was also involved in corporate finance and M&A activities. Before joining MasterCard, Mr. Jacobs co-founded Financial Security Assurance Inc. (FSA) one of the world’s largest bond insurance companies. At FSA, he served as Chief Operating Officer, managing all staff functions including finance, policy, administration, investment management and legal. In addition to serving on the Global Payments board where he served as Chairman from 2014 to 2019, Mr. Jacobs is also Chairman of the board of directors of Green Dot Corporation and serves as a director for Repay Holdings Corporation. He previously served on the boards of directors of Asset Acceptance Capital Corp., Investment Technology Group, Inc., Alpharma, Inc., LifeNexus and BondFactor and as the Chairman of the Board of Trustees at American University in Washington, D.C. Mr. Jacobs is currently an operating partner of Corsair Capital LLC. Mr. Jacobs received a B.S. in Business Administration from American University and a Juris Doctor from American University Law School. We believe Mr. Jacobs is qualified to serve as a member of our board of directors because of his experience in serving as a member of the board of directors of companies in the financial services sector, as well as his experience in serving as a director of a public company as a result of its merger with and into a special purpose acquisition company.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of William I. Jacobs, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Maripat Alpuche and Daniel J. Eckert, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Jeremy S. Schein and D.T. Ignacio Jayanti, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office.

Pursuant to the agreement in connection with the closing of our Initial Public Offering, our Sponsor, upon and following consummation of an initial Partnering Transaction, is entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Memorandum and Articles of Association.

Only holders of Founder Shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of our Partnering Transaction.

Director Independence

The NYSE rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that each of Maripat Alpuche, Daniel J. Eckert and William I. Jacobs are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our Partnering Transaction and our liquidation, we may pay an affiliate of our Sponsor for office space, secretarial and administrative services provided to members of our management team up to $15,000 per month. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to a Partnering Transaction will be made from (i) funds held outside the trust account or (ii) interest earned on the trust account and released to us to pay our taxes. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a Partnering Transaction. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Partnering Transaction.

After the completion of our Partnering Transaction, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Partnering Transaction. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Partnering Transaction, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Partnering Transaction, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Partnering Transaction. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a partnering candidate but we do not believe that the ability of our management to remain with us after the consummation of our Partnering Transaction will be a determining factor in our decision to proceed with any potential Partnering Transaction. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the NYSE rules of the and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that will be approved by our board and will have the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Maripat Alpuche, Daniel J. Eckert and William I. Jacobs are currently the members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Daniel J. Eckert serves as the chairman of the audit committee. Our board of directors has determined that each of Maripat Alpuche, Daniel J. Eckert and William I. Jacobs is independent, that each member of the audit committee is financially literate and that Daniel J. Eckert and William I. Jacobs each qualify as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The audit committee is a separately designated standing committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Maripat Alpuche, Daniel J. Eckert and William I. Jacobs. William I. Jacobs serves as chairman of the compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee comprised entirely of independent directors. Our board of directors has determined that each of Maripat Alpuche, Daniel J. Eckert and William I. Jacobs is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Maripat Alpuche, Daniel J. Eckert and William I. Jacobs, and Maripat Alpuche serves as chairperson of the corporate governance and nominating committee. Under the NYSE listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Maripat Alpuche, Daniel J. Eckert and William I. Jacobs is independent.

The primary function of the corporate governance and nominating committee include:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

•	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

•
overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

•	considering director nominees recommended by shareholders; and

•	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

•	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

•	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

•	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

•	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

•
should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

•
should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

     Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our Ordinary Shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). Our Code of Ethics is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)           duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)          duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)         directors should not improperly fetter the exercise of future discretion;

(iv)         duty to exercise powers fairly as between different sections of shareholders;

(v)          duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)         duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete the Partnering Transaction.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
D.T. Ignacio Jayanti	Corsair Capital Partners Group, Ltd.	Private Equity	Director, Chief Executive Officer
	Corsair Capital Group, Ltd.	Private Equity	Director, Chief Executive Officer
	Corsair Capital LLC (1)	Private Equity	Chief Executive Officer
	Corsair Infrastructure Partners Management GP, Ltd.	Private Equity	Director, President
	Deep Labs	Computer AI	Director
	First Eagle Investment Management	Investment Management	Board Member
	Aspen Institute Finance Leaders Fellowship Board of Overseers	Nonprofit	Board Member

Jeremy S. Schein	Corsair Capital LLC (1)	Private Equity	Partner
	TreviPay	Financial Services	Board Member
	Identity Intelligence Group, LLC	Identity Theft Protection & Credit Monitoring Solutions	Board Member
	Oakbridge Insurance Services LLC	Insurance	Board Member
	Spring Venture Group, LLC	Insurance	Board Member
	Jackson Hewitt Tax Service Inc.	Financial Services	Board Member

Individual	Entity	Entity’s Business	Affiliation
Paul Cabral	Corsair Capital Partners Group, Ltd.	Private Equity	Chief Financial Officer
	Corsair Capital Group, Ltd.	Private Equity	Chief Financial Officer
	Corsair Capital LLC (1)	Private Equity	Chief Financial Officer
	Corsair Infrastructure Partners Management GP, Ltd.	Private Equity	Chief Financial Officer
	Corsair Mint Limited	Private Equity	Director
	Corsair Mint II Limited	Private Equity	Director
	Corsair Mint III Limited	Private Equity	Director
	Corsair Mint Investments, S.a.r.l.	Private Equity	Class A Manager
	Corsair Munich S.a.r.l.	Private Equity	Class A Manager
	Itínere Infraestructuras S.A.	Private Equity	Director
	Gateway Infrastructure HK Limited	Private Equity	Director
	Gateway HK Water Limited	Private Equity	Director
	Gateway HK Water II Limited	Private Equity	Director

Maripat Alpuche	Percapita Group, LLC	Financial Services	Chief Legal Officer

Daniel J. Eckert	Akston Wyatt Holdings, Inc.	Financial Services	President
	Akston Wyatt One, LLC	Financial Services	Manager
	Akston Wyatt Advisors, LLC	Financial Services	Manager

William I. Jacobs	Global Payments Inc.	Financial Services	Board Member
	REPAY Holdings Corp.	Financial Services	Board Member
	Green Dot Corporation	Financial Services	Board Member, Interim CEO

(1)	Includes certain of its funds and other affiliates

There are also other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Partnering Transaction and their other businesses. We do not intend to have any full-time employees prior to the completion of our Partnering Transaction. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•
Our Initial Shareholders purchased Founder Shares prior to our Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our Initial Public Offering. Our Initial Shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they hold in connection with the completion of our Partnering Transaction. The other members of our management team have entered into agreements similar to the one entered into by our Initial Shareholders with respect to any Public Shares acquired by them in or after our Initial Public Offering. Additionally, our Initial Shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if we fail to complete our Partnering Transaction within the prescribed time frame. If we do not complete our Partnering Transaction within the prescribed time frame, the Private Placement Warrants will expire worthless.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular Partnering Transaction if the retention or resignation of any such officers and directors was included by a partnering candidate as a condition to any agreement with respect to our Partnering Transaction.

We are not prohibited from pursuing a Partnering Transaction with a partnering candidate that is affiliated with our Sponsor, officers or directors or completing the Partnering Transaction through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our Partnering Transaction with a partnering candidate that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or an independent accounting firm, that such Partnering Transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Partnering Transaction. Further, commencing on the date our securities are first listed on the NYSE, we may also pay an affiliate of our Sponsor, for office space, secretarial and administrative services provided to members of our management team up to $15,000 per month.

We cannot assure investors that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our Partnering Transaction to our Public Shareholders for a vote, our Initial Shareholders have agreed to vote their Founder Shares and Performance Shares, and they and the other members of our management team have agreed to vote any Founder Shares they hold and any shares purchased during or after our Initial Public Offering in favor of our Partnering Transaction.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We also entered into indemnity agreements with them.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate a Partnering Transaction.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Since the consummation of our Initial Public Offering and until the earlier of consummation of our Partnering Transaction and our liquidation, we will pay an affiliate of our Sponsor for office space, secretarial and administrative services provided to members of our management team up to $15,000 per month. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to a Partnering Transaction will be made from (i) funds held outside the trust account or (ii) interest earned on the trust account and released to us to pay our taxes. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a Partnering Transaction. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Partnering Transaction.

After the completion of our Partnering Transaction, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Partnering Transaction. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Partnering Transaction, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Partnering Transaction, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Partnering Transaction. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a partnering candidate but we do not believe that the ability of our management to remain with us after the consummation of our Partnering Transaction will be a determining factor in our decision to proceed with any potential Partnering Transaction. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 15, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors, as a group.

In the table below, percentage ownership is based on 28,090,000 Class A Ordinary Shares, par value $0.0001, and 1,404,500 Class F Ordinary Shares outstanding as of March 15, 2022. Voting power represents the combined voting power of Class A Ordinary Shares and Class F Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and Class F Ordinary Shares vote together as a single class. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 15, 2022, Class A Ordinary Shares issuable pursuant to the Forward Purchase Agreement, as such shares will only be issued with the closing of our initial Partnering Transaction, and Class B Ordinary Shares since they convert into Class A Ordinary Shares on the last day of each fiscal year following consummation of the Partnering Transaction, depending on a number of factors including, but not limited to, the per price share of Class A Ordinary Shares.

	Class A Ordinary Shares (2)		Class F Ordinary Shares(3)
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
5% Shareholders:
Corsair Partnering Sponsor LP (4)	―	―	1,404,500	100.0%
Entities affiliated with Triple8, LLC (5)	2,475,000	8.8%	―	―
Entities affiliated with Wellington Management Group LLP(6)	2,081,700	7.4%	―	―
Directors and Officers
D.T. Ignacio Jayanti (7)	―	―	―	―
Jeremy S. Schein (7)	―	―	―	―
Paul Cabral (7)	―	―	―	―
Maripat Alpuche (7)	―	―	―	―
Daniel J. Eckert (7)	―	―	―	―
William I. Jacobs (7)	―	―	―	―
All officers and directors as a group (6 individuals)	―	―	―	―

(1)	Unless otherwise noted, the business address of each of the following is 717 Fifth Avenue, 24th Floor, New York, NY 10022.

(2)	Excludes Class A Ordinary Shares issuable pursuant to the Forward Purchase Agreement, as such shares will only be issued with the closing of our initial Partnering Transaction.

(3)
Interests shown consist solely of Founder Shares, classified as Class F Ordinary Shares. Founder Shares will automatically convert into Ordinary Shares concurrently with or immediately following the consummation of our Partnering Transaction on a one-for-one basis, subject to adjustment and the “promote conversion” described herein.

(4)
Corsair Partnering Sponsor LP, a Cayman Islands limited partnership, is the record holder of these shares. Corsair Capital Partners Group Ltd., an exempted company organized under the laws of the Cayman Islands (“Corsair Capital Partners”), owns 100% of the equity interest in Corsair Sponsor GP, an exempted general partnership organized under the laws of the Cayman Islands (“Corsair Sponsor GP”). Corsair Sponsor GP is the general partner of Corsair Partnering Sponsor Aggregator LP, an exempted limited partnership organized under the laws of the Cayman Islands, which owns a 50% equity interest in Corsair Partnering Sponsor LP, an exempted limited partnership organized under the laws of the Cayman Islands (“Corsair Partnering Sponsor LP”). Corsair Sponsor GP is the general partner of Corsair Partnering Sponsor LP. Corsair Capital Partners is the managing Member of Corsair V Management, L.L.C., a limited liability company organized under the laws of the Cayman Islands, which is the general partner of Corsair V Management, L.P. an exempted general partnership organized under the laws of the Cayman Islands, which is the general partner of Corsair V Financial Services Capital Partners, L.P. Corsair V Financial Services Capital Partners L.P. owns a 50% equity interest in Corsair Partnering Sponsor LP. Corsair Capital Partners Group Ltd., Corsair Sponsor GP, Corsair Partnering Aggregator LP, Corsair Partnering Sponsor LP, Corsair V Management L.L.C., Corsair V Management L.P. and Corsair V Financial Services Capital Partners L.P. are collectively referred to as the “Corsair Entities.” As such, each of the Corsair Entities may be deemed to have beneficial ownership of the securities held by Corsair Partnering Sponsor LP. The Corsair Entities may be deemed to have shared voting power and dispositive power over the shares. The Corsair Entities are ultimately governed by an investment committee consisting of twelve individuals, including D.T. Ignacio Jayanti and Jeremy S. Schein, who serve on the board of directors of the Issuer and as executive officers of the Issuer. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to Corsair Partnering Sponsor LP. Based upon the foregoing analysis, no beneficial owner of Corsair Partnering Sponsor LP exercises voting or dispositive control over any of the securities held by Corsair Partnering Sponsor LP even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly.

(5)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Consists of an aggregate of 2,475,000 Class A Ordinary Shares beneficially owned, or that may be deemed to be beneficially owned, by (i) Triple8, LLC (“Triple8”), (ii) Eldridge Industries, LLC (“Eldridge”) and (iii) Todd L. Boehly. Security Benefit Life Insurance Company (“Security Benefit”), a wholly-owned subsidiary of Eldridge, purchased the reported securities on July 6, 2021 and, effective July 28th, 2021, Security Benefit transferred the reported securities to Triple8 for no consideration. Triple8 is indirectly controlled by Eldridge. Todd L. Boehly is the indirect controlling member of Eldridge, and in such capacity, may be deemed to have voting and dispositive power with respect to the Shares. Such beneficial ownership is expressly disclaimed by Eldridge and Todd L. Boehly. The address of the principal business office of Mr. Boehly and Eldridge is 600 Steamboat Road, Floor 2, Greenwich, CT 06830. The address of the principal business office of Triple8 is One Security Benefit Place, Topeka, KS 66636.

(6)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Consists of an aggregate of 2,081,700 Class A Ordinary Shares beneficially owned, or that may be deemed to be beneficially owned, by Wellington Management Group LLP (“Management Group”), certain of its affiliates and other companies as reported by Management Group, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP. The address of the Management Group is c/o Wellington Management Company LLP 280 Congress Street, Boston, MA 02210.

(7)	Does not include any shares indirectly owned by this individual as a result of his or her indirect ownership interest in our Sponsor.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 8, 2021, one of our affiliates purchased an aggregate of (a) 2,300,000 Founder Shares in exchange for a capital contribution of $6,250, or approximately $0.0027 per share and (b) 120,000 Performance Shares for a capital contribution of $18,750, or approximately $0.1563 per share, and on January 21, 2021 (x) exchanged 130,000 Founder Shares on a one for one basis for Performance Shares and (y) surrendered 157,500 Founder Shares. Such Founder Shares and Performance Shares were assigned to our Sponsor on January 28, 2021. On April 30, 2021, our Sponsor surrendered 575,000 Founder Shares for no consideration, such that as of June 30, 2021, there were 1,437,500 Founder Shares and 250,000 Performance Shares issued and outstanding. On July 15, 2021, the underwriter purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Class F Ordinary Shares on July 15, 2021. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, and were subsequently transferred to our Sponsor pursuant to Regulation S under the Securities Act.

Our Sponsor purchased an aggregate of 5,412,000 Private Placement Warrants for an aggregate purchase price of $8,118,000, or $1.50 per private placement warrant. Each private placement warrant includes one-third of one warrant. Each full private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our Partnering Transaction.

If any of our officers or directors becomes aware of a Partnering Transaction opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Partnering Transaction opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an affiliated joint acquisition opportunity with one or more affiliates of Corsair Capital and/or one or more investors in Corsair Capital or one of its affiliates, to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the partnering candidate at the time of our Partnering Transaction, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or Equity-Linked Securities.

Pursuant to a Letter Agreement with our Sponsor, we have agreed not to enter into a definitive agreement regarding a Partnering Transaction without the prior written consent of our Sponsor.

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team up to $15,000 per month. Upon completion of our Partnering Transaction or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of a Partnering Transaction. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

In addition, in order to finance transaction costs in connection with an intended Partnering Transaction, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete a Partnering Transaction, we would repay such loaned amounts. In the event that the Partnering Transaction does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Partnering Transaction entity at a price of $1.50 per Private Placement Warrants at the option of the lender. The Private Placement Warrants would be identical to the Private Placement Warrants issued to our Sponsor. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Partnering Transaction, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to an affiliate of our Sponsor, repayments of loans from our Sponsor or repayments of working capital loans prior to our Partnering Transaction will be made using funds held outside the trust account and may be made from interest earned on the trust account and released to us to pay our taxes.

After our Partnering Transaction, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our Partnering Transaction, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the Founder Shares, Private Placement Warrants, and Private Placement Warrants that may be issued upon the conversion of working capital loans, which is described under the heading “Note 6. Commitments and Contingencies—Registration and Shareholder Rights.”

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from January 1, 2021 (commencement of operations) through December 31, 2021, and of services rendered in connection with our Initial Public Offering, totaled approximately $137,763.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from January 1, 2021 (commencement of operations) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from January 1, 2021 (commencement of operations) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from January 1, 2021 (commencement of operations) through December 31, 2021.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)   The following documents are filed as part of this Form 10-K:

(1)   Financial Statements:

The financial statements are found in a separate section of this Report starting on pages F-1. See the “Index to Financial Statements” on page F-1.

(2)   Financial Statement Schedules

There are no financial statement schedules filed as part of this Report, since the required information is included in the financial statements, including the notes thereto, included in “Item 8. Financial Statements and Supplementary Data” or the circumstances requiring inclusion of such schedules are not present.

(3)   Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021).

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

4.2
Warrant Agreement, dated June 30, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021).

10.1
Letter Agreement, dated June 30, 2021, among the Company and its officers and directors and Corsair Partnering Sponsor LP (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021).

10.2
Investment Management Trust Agreement, dated June 30, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021).

10.3
Registration and Shareholder Rights Agreement, dated June 30, 2021, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021).

10.4
Private Placement Warrants Purchase Agreement, dated June 30, 2021, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021).

10.5
Administrative Services Agreement, dated June 30, 2021, between the Company and Corsair Partnering Sponsor LP (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021).

10.6
Forward Purchase Agreement, dated June 30, 2021, between the Company and Corsair V Financial Services Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021).

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022

CORSAIR PARTNERING CORPORATION

By:	/s/ D.T Ignacio Jayanti
	Name:	D.T Ignacio Jayanti
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D.T Ignacio Jayanti	Chief Executive Officer and Director	March 29, 2022
D. T. Ignacio Jayanti	(Principal Executive Offer)

/s/ Paul Cabral	Chief Financial Officer	March 29, 2022
Paul Cabral	(Principal Financial and Accounting Officer)

/s/ Jeremy S. Schein	President and Director	March 29, 2022
Jeremy S. Schein

/s/ Maripat Alpuche	Director	March 29, 2022
Maripat Alpuche

/s/ Daniel J. Eckert	Director	March 29, 2022
Daniel J. Eckert

/s/ William I. Jacobs	Director	March 29, 2022
William I. Jacobs

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Corsair Partnering Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Corsair Partnering Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from January 1, 2021 (commencement of operations) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the  period from January 1, 2021 (commencement of operations) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Restatements of Previously Issued Financial Statement

As described in Note 2 to the financial statements, the Company’s previously issued July 6, 2021 financial statement has been restated herein to correct certain misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York
March 29, 2022

CORSAIR PARTNERING CORPORATION
BALANCE SHEET
December 31, 2021

Assets:
Current assets:
Cash	$881,821
Prepaid expenses	605,633
Total current assets	1,487,454
Investments held in Trust Account	280,950,832
Total Assets	$282,438,286

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$142,310
Accrued expenses	198,520
Due to related party	2,581
Total current liabilities	343,411
Derivative warrant liabilities	14,977,206
Deferred underwriting commissions in connection with the initial public offering	9,831,500
Total liabilities	25,152,117

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 28,090,000 shares issued and outstanding at redemption value of $10.00 per share	280,900,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B ordinary shares, $0.0001 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding	25
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,404,500 shares issued and outstanding	141
Additional paid-in capital	-
Accumulated deficit	(23,613,997)
Total shareholders’ deficit	(23,613,831)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$282,438,286

The accompanying notes are an integral part of these financial statements.

CORSAIR PARTNERING CORPORATION
STATEMENT OF OPERATIONS
For the Period from January 1, 2021 (Commencement of Operations) Through December 31, 2021

General and administrative expenses	$739,299
Loss from operations	(739,299)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(591,013)
Offering costs associated with derivative warrant liabilities	(535,399)
Income from investments held in Trust Account	50,832
Net loss	$(1,814,879)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	13,699,452
Basic and diluted net loss per share, Class A ordinary shares	$(0.12)
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	245,205
Basic and diluted net loss per share, Class B ordinary shares	$(0.12)
Weighted average number of shares outstanding of Class F ordinary shares, basic and diluted	1,297,986
Basic and diluted net loss per share, Class F ordinary shares	$(0.12)

The accompanying notes are an integral part of these financial statements.

CORSAIR PARTNERING CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Period from January 1, 2021 (Commencement of Operations) Through December 31, 2021

	Ordinary shares						Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B		Class F
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2021	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	250,000	25	-	-	18,725	-	18,750
Issuance of Class F ordinary shares to Sponsor	-	-	-	-	1,437,500	144	6,106	-	6,250
Excess of cash received over fair value of private placement warrants	-	-	-	-	-	-	2,814,240	-	2,814,240
Forfeiture of Class F ordinary shares	-	-	-	-	(33,000)	(3)	3	-	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	-	(2,839,074)	(21,799,118)	(24,638,192)
Net loss	-	-	-	-	-	-	-	(1,814,879)	(1,814,879)
Balance - December 31, 2021	-	$-	250,000	$25	1,404,500	$141	$-	$(23,613,997)	$(23,613,831)

The accompanying notes are an integral part of these financial statements.

CORSAIR PARTNERING CORPORATION
STATEMENT OF CASH FLOWS
For the Period from January 1, 2021 (Commencement of Operations) Through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(1,814,879)
Adjustments to reconcile net loss to net cash from operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B and Class F ordinary shares	25,000
Offering costs associated with derivative warrant liabilities	535,399
Due to Related Party	2,581
Change in fair value of derivative warrant liabilities	591,013
Income from investments held in Trust Account	(50,832)
Changes in operating assets and liabilities:
Prepaid expenses	(605,633)
Accounts payable	142,310
Accrued expenses	113,520
Net cash used in operating activities	(1,061,521)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(280,900,000)
Net cash used in investing activities	(280,900,000)

Cash Flows from Financing Activities:
Loan proceeds received from related party	981,047
Repayment of loan to related party	(981,047)
Proceeds received from initial public offering, gross	280,900,000
Proceeds received from private placement	8,118,000
Offering costs paid	(6,174,658)
Net cash provided by financing activities	282,843,342

Net change in cash	881,821

Cash - beginning of the period	-
Cash - end of the period	$881,821

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions in connection with the initial public offering	$9,831,500

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
December 31, 2021

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Incorporation

Corsair Partnering Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on December 29, 2020 and commenced operations on January 1, 2021.

Sponsor

The Company’s Sponsor is Corsair Partnering Sponsor LP, a Cayman Islands limited partnership (the “Sponsor”). On January 8, 2021, an affiliate of the Company temporarily subscribed for (a) 2,300,000 Founder Shares (as defined in Note 5) in exchange for a capital contribution of $6,250, or approximately $0.0027 per share and (b) 120,000 Class B Performance Shares (as defined in Note 5) for a capital contribution of $18,750, or approximately $0.1563 per share and on January 21, 2021 (x) exchanged 130,000 Founder Shares on a one for one basis for Performance Shares and (y) surrendered 157,500 Founder Shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021, the Sponsor surrendered 575,000 Founder Shares for no consideration, such that there were 1,437,500 Founder Shares and 250,000 Performance Shares issued and outstanding (with up to 187,500 Founder Shares subject to forfeiture depending on the extent to which the Underwriters’ Over-Allotment Option was exercised). On July 15, 2021 the underwriter purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Class F ordinary shares on July 15, 2021 and there are 1,404,500 Class F ordinary shares outstanding as of December 31, 2021. All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of identifying a company to partner with, in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (the “Partnering Transaction”). The Company may pursue a Partnering Transaction in any business or industry but expect to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company has not generated revenue to date.

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

Notes to Financial Statements
December 31, 2021
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.5 million. In connection with the exercise of the over-allotment option on July 15, 2021, the Sponsor purchased an additional 412,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $618,000 (see Note 5).

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $280.9 million ($10.00 per Unit, and including $30,900,000 in connection with the underwriters’ partial exercise of the over-allotment option) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”), located in the United States and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

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

Notes to Financial Statements
December 31, 2021
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

The holders of the Founder Shares immediately prior to the Initial Public Offering (the “Initial Shareholders”) entered into a Letter Agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any Founder Shares (as defined in Note 5) and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the Partnering Transaction within 24 months of the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

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

Notes to Financial Statements
December 31, 2021
Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and /or search for a partner candidate company, the specific impact is not readily determinable as of the date of these audited financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $882,000 in its operating bank account and working capital of approximately $1.1 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares (as defined in Note 5), a loan from the Sponsor under the Note (as defined in Note 5) of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In preparation of the Company’s financial statements for the period from January 1, 2021 (commencement of operations) through December 31, 2021, the Company concluded it should restate its previously issued Post-IPO Balance Sheet (as defined below) to classify all Class A ordinary shares subject to redemption in temporary equity and to classify its outstanding warrants as liabilities. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets.

Notes to Financial Statements
December 31, 2021
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statement that contained the error, reported in the Company’s Form 8-K for the audited balance sheet as of July 6, 2021 (“Post-IPO Balance Sheet”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting the restatements to the Post-IPO Balance Sheet in this annual report. The previously presented Post-IPO Balance Sheet should no longer be relied upon.

The restatement does not have an impact on its cash position and cash held in the trust account. The impact of the restatement to the Post-IPO Balance Sheet is the reclassification of 2,490,637 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible as presented below:

	As Previously Reported	Adjustment	As Restated

Total Assets	$252,695,619	$-	$252,695,619
Total Liabilities:	22,601,983	-	22,601,983
Class A ordinary shares subject to possible redemption	225,093,630	24,906,370	250,000,000
Preference shares	-	-	-
Class A ordinary shares	249	(249)	-
Class F ordinary shares	25	-	25
Class B ordinary shares	144	-	144
Additional paid-in capital	5,536,467	(5,536,467)	-
Accumulated deficit	(536,879)	(19,369,654)	(19,906,533)
Total shareholders’ equity (deficit)	5,000,006	(24,906,370)	(19,906,364)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$252,695,619	$-	$252,695,619

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2021.

Notes to Financial Statements
December 31, 2021
Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000 and investments held in the Trust Account. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering including exercise of over-allotment option. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Notes to Financial Statements
December 31, 2021
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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly as of December 31, 2021, 28,090,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Notes to Financial Statements
December 31, 2021

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the period from January 1, 2021 (commencement of operations) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For The Period From January 1, 2021 (Commencement of Operations) through December 31, 2021
	Class A	Class B	Class F
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(1,631,138)	$(29,196)	$(154,546)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,699,452	245,205	1,297,986

Basic and diluted net loss per ordinary share	$(0.12)	$(0.12)	$(0.12)

Income Taxes

FASB ASC Topic 740 “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

Notes to Financial Statements
December 31, 2021
Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares and Performance Shares

On January 8, 2021, an affiliate of the Company paid for certain expenses on behalf of the Company (a) of $6,250 in exchange for 2,300,000 Class F ordinary shares (the “Founder Shares”), and (b) of $18,750 in exchange for 120,000 Class B ordinary shares (the “Performance Shares”). On January 21, 2021, such affiliate surrendered 157,500 Class F ordinary shares and exchanged 130,000 Class F ordinary shares for a corresponding number of Class B ordinary shares by way of repurchase of each Class F ordinary share at par and applying such repurchase consideration for the payment of the Class B ordinary shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021 the Sponsor surrendered 575,000 Founder Shares for no consideration. Of the 1,437,500 Founder Shares then outstanding, up to 187,500 of the Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment is exercised. The Founder Shares are entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding ordinary share capital prior to the completion of the Partnering Transaction. On July 15, 2021, the underwriters purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Class F ordinary shares such that there are 1,404,500 Class F ordinary shares outstanding as of the date hereof.

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

Notes to Financial Statements
December 31, 2021
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

In order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Partnering Transaction entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On June 30, 2021, the Company entered into an agreement with the Sponsor providing that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company may agree to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $15,000 per month. $90,000 have been incurred and paid for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

In addition, the Sponsor, its executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company or their affiliates. As of December 31, 2021, the Company had approximately $2,000 in due to related party for such expense reimbursement.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Forward Purchase Agreement

On June 30, 2021, we entered into a Forward Purchase Agreement with an affiliate, Corsair V Financial Services Capital Partners, L.P., pursuant to which such investor committed to purchase in the aggregate, up to 10,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a purchase price of $10.00 per unit, in private placements to occur concurrently, and only in connection with, the closing of our initial Partnering Transaction. The obligations of the investor under the Forward Purchase Agreement will not depend on whether any Class A Ordinary Shares are redeemed by our Public Shareholders. The obligations of such investor to purchase the Forward Purchase Securities are subject to the approval, prior to our entering into a definitive agreement for our initial Partnering Transaction, of its investment committee and the Forward Purchase Agreement contains customary closing conditions. The Forward Purchase Agreement is not a firm commitment by either party to the agreement. The proceeds from the sale of Forward Purchase Securities, if any, may be used as part of the consideration to the sellers in the initial Partnering Transaction, expenses in connection with the initial Partnering Transaction or for working capital in the post-transaction company.

Notes to Financial Statements
December 31, 2021
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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 28,090,000 Class A ordinary shares outstanding subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$280,900,000
Less:
Fair value of Public Warrants at issuance	(9,082,433)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(15,555,759)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	24,638,192
Class A ordinary shares subject to possible redemption	$280,900,000

Notes to Financial Statements
December 31, 2021
NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021, there are no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 28,090,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class F Ordinary Shares-The Company is authorized to issue 50,000,000 Class F ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, the Company had 1,404,500 Class F ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share exchange and share surrenders as discussed in Note 5.

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

Class B Ordinary Shares-The Company is authorized to issue 1,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 250,000 Class B ordinary shares and issued and outstanding, which amounts have been adjusted to reflect the share exchange as discussed in Note 5.

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

Notes to Financial Statements
December 31, 2021
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

NOTE 9. WARRANTS

In connection with the Initial Public Offering and over-allotment, 9,363,333 Public Warrants and 5,412,000 Private Placement Warrants were issued as of December 31, 2021.

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

Notes to Financial Statements
December 31, 2021
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

Notes to Financial Statements
December 31, 2021
NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$280,950,832	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$9,456,966	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$5,520,240

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in August 2021. There were no other transfers between Levels for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

Level 1 assets and liabilities include investments in U.S. government securities and derivative warrant liabilities (Public Warrants), respectively. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and of the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the period from January 1, 2021 (commencement of operations) through December 31, 2021, the Company recognized gain on the statement of operations resulting from a decrease in the fair value of liabilities of approximately $591,013 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements input at their measurement dates:

As of December 31, 2021
Exercise price	$11.50
Stock price	$9.76
Volatility	15.2%
Term (years)	5.5
Risk-free rate	1.30%
Dividend yield	0.0%

Notes to Financial Statements
December 31, 2021
The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the period from January 1, 2021 (commencement of operations) through December 31, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	14,386,193
Transfer of Public Warrants to Level 1	(9,082,433)
Change in fair value of derivative warrant liabilities	216,480
Derivative warrant liabilities at December 31, 2021	$5,520,240

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the following:

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.