Form 10-Q
period 2022-03-31
Corsair Partnering Corp
filed 2022-05-13
CIK 1842659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2022
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

As of May 13, 2022, 28,090,000 Class A ordinary shares, par value $0.0001 per share, 250,000 Class B ordinary shares, par value $0.0001 per share, and 1,404,500 Class F ordinary shares, par value $0.0001 per share, were issued and outstanding.

CORSAIR PARTNERING CORPORATION
Form 10-Q
For the Period Ended March 31, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from January 1, 2021 (Commencement of Operations) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period from January 1, 2021 (Commencement of Operations) Through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the Period from January 1, 2021 (Commencement of Operations) Through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures (as restated)	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures		29

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
 CORSAIR PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets:	(Unaudited)
Current assets:
Cash	$537,030	$881,821
Prepaid expenses	496,020	605,633
Due from related party	8,992	-
Total current assets	1,042,042	1,487,454
Investments held in Trust Account	281,016,296	280,950,832
Total Assets	$282,058,338	$282,438,286

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$17,548	$142,310
Accrued expenses	311,471	198,520
Due to related party	-	2,581
Total current liabilities	329,019	343,411
Derivative warrant liabilities	6,205,640	14,977,206
Deferred underwriting commissions in connection with the initial public offering	9,831,500	9,831,500
Total liabilities	16,366,159	25,152,117

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 28,090,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	280,900,000	280,900,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	25	25
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,404,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	141	141
Additional paid-in capital	-	-
Accumulated deficit	(15,207,987)	(23,613,997)
Total shareholders' deficit	(15,207,821)	(23,613,831)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$282,058,338	$282,438,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Period from January 1, 2021 (Commencement of Operations) through March 31, 2021

General and administrative expenses	$431,020	$34,020
Loss from operations	(431,020)	(34,020)
Other income (expenses):
Change in fair value of derivative warrant liabilities	8,771,566	-
Income from investments held in Trust Account	65,464	-
Net income (loss)	$8,406,010	$(34,020)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	28,090,000	-
Basic and diluted net income per share, Class A ordinary shares	$0.28	$-
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	250,000	230,556
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.28	$(0.02)
Weighted average number of shares outstanding of Class F ordinary shares, basic and diluted	1,404,500	1,152,778
Basic and diluted net income (loss) per share, Class F ordinary shares	$0.28	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary shares						Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
	Class A		Class B		Class F
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2021	-	$-	250,000	$25	1,404,500	$141	$-	$(23,613,997)	$(23,613,831)
Net income	-	-	-	-	-	-	-	8,406,010	8,406,010
Balance - March 31, 2022 (unaudited)	-	$-	250,000	$25	1,404,500	$141	$-	$(15,207,987)	$(15,207,821)

PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH MARCH 31, 2021

	Ordinary shares						Additional Paid-In Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Class A		Class B		Class F
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – January 1, 2021	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	250,000	25	-	-	18,725	-	18,750
Issuance of Class F ordinary shares to Sponsor	-	-	-	-	1,437,500	144	6,106	-	6,250
Net loss	-	-	-	-	-	-	-	(34,020)	(34,020)
Balance - March 31, 2021 (unaudited)	-	$-	250,000	$25	1,437,500	$144	$24,831	$(34,020)	$(9,020)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Period from January 1, 2021 (Commencement of Operations) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,406,010	$(34,020)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B and Class F ordinary shares	-	25,000
Income on investments from Trust Account	(65,464)	-
Due to related party	(11,573)	719
Change in fair value of derivative warrant liabilities	(8,771,566)	-
Changes in operating assets and liabilities:
Prepaid expenses	109,613	-
Accounts payable	(124,762)	-
Accrued expenses	112,951	8,301
Net cash used in operating activities	(344,791)	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	25,100
Net cash provided by financing activities	-	25,100

Net change in cash	(344,791)	25,100
Cash - beginning of the period	881,821	-
Cash - end of the period	$537,030	$25,100

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$23,175
Offering costs included in accrued expenses	$-	$370,000
Offering cost paid by related party under promissory note	$-	$144,771

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

Sponsor

The Company’s Sponsor is Corsair Partnering Sponsor LP, a Cayman Islands limited partnership (the “Sponsor”). On January 8, 2021, an affiliate of the Company temporarily subscribed for (a) 2,300,000 Founder Shares (as defined in Note 4) in exchange for a capital contribution of $6,250, or approximately $0.0027 per share and (b) 120,000 Class B Performance Shares (as defined in Note 4) for a capital contribution of $18,750, or approximately $0.1563 per share and on January 21, 2021 (x) exchanged 130,000 Founder Shares on a one for one basis for Performance Shares and (y) surrendered 157,500 Founder Shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021, the Sponsor surrendered 575,000 Founder Shares for no consideration, such that there were 1,437,500 Founder Shares and 250,000 Performance Shares issued and outstanding (with up to 187,500 Founder Shares subject to forfeiture depending on the extent to which the Underwriters’ Over-Allotment Option was exercised). On July 15, 2021 the underwriter purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Class F ordinary shares on July 15, 2021 and there are 1,404,500 Class F ordinary shares outstanding as of March 31, 2022 and December 31, 2021.  All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and /or search for a partner candidate company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $537,000 in its operating bank account and working capital of approximately $713,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares (as defined in Note 4), a loan from the Sponsor under the Note (as defined in Note 4) of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2022.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000 and investments held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering including exercise of over-allotment option. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 28,090,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A ordinary shares, Class B ordinary shares, and Class F ordinary shares. Income and losses are shared pro rata between the three classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from January 1, 2021 (commencement of operations) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended March 31, 2022			For the Period from January 1, 2021 (Commencement of Operations) through March 31, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$7,938,436	$70,652	$396,922	$-	$(5,670)	$(28,350)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,090,000	250,000	1,404,500	-	230,556	1,152,778

Basic and diluted net income (loss) per ordinary share	$0.28	$0.28	$0.28	$-	$(0.02)	$(0.02)

Income Taxes

FASB ASC Topic 740 “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

In order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Partnering Transaction entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On June 30, 2021, the Company entered into an agreement with the Sponsor providing that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company may agree to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $15,000 per month. $45,000 and $0, respectively, have been incurred and paid for the three months ended March 31, 2022 and for the period from January 1, 2021 (commencement of operations) through March 31, 2021. There were no balances outstanding as of March 31, 2022, and December 31, 2021.

In addition, the Sponsor, its executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company or their affiliates. As of March 31, 2022, and December 31, 2021, we had a receivable of approximately $9,000 and a payable of $2,000, respectively, in due to related party for such expense reimbursement.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 5. COMMITMENTS AND CONTINGENCIES

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 28,090,000 Class A ordinary shares outstanding subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$280,900,000
Less:
Fair value of Public Warrants at issuance	(9,082,433)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(15,555,759)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	24,638,192
Class A ordinary shares subject to possible redemption	$280,900,000

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there are no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 28,090,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).

Class F Ordinary Shares-The Company is authorized to issue 50,000,000 Class F ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, the Company had 1,404,500 Class F ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share exchange and share surrenders as discussed in Note 4.

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

Class B Ordinary Shares-The Company is authorized to issue 1,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 250,000 Class B ordinary shares and issued and outstanding, which amounts have been adjusted to reflect the share exchange as discussed in Note 4.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 8. WARRANTS

In connection with the Initial Public Offering and over-allotment, 9,363,333 Public Warrants and 5,412,000 Private Placement Warrants were issued as of March 31, 2022 and December 31, 2021.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$281,016,296	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$3,932,600	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$2,273,040

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$280,950,832	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$9,456,966	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$5,520,240

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in August 2021. There were no other transfers to/from Levels 1,2, and 3 during the three months ended March 31, 2022.
Level 1 assets and liabilities include investments in U.S. government securities and derivative warrant liabilities (Public Warrants), respectively. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and of the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the three months ended March 31, 2022 and for the period from January 1, 2021 (commencement of operations) through March 31, 2021, the Company recognized gain/(loss) on the unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately $8.8 million and $0, respectively presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements input at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.71	$9.76
Volatility	6.3%	15.2%
Term (years)	5.5	5.5
Risk-free rate	2.40%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$5,520,240
Change in fair value of derivative warrant liabilities	(3,247,200)
Derivative warrant liabilities at March 31, 2022	$2,273,040

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, which have not previously been disclosed within the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Corsair Partnering Corporation,” “Corsair,” “our,” “us” or “we” refer to Corsair Partnering Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Prior to the Partnering Transaction or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Partnering Transaction will be made from funds held outside the Trust Account. As of March 31, 2022 and December 31, 2021, the Company had a receivable of approximately $9,000 and a payable of $2,000, respectively, in due to related party for such expense reimbursement.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $537,000 in its operating bank account and working capital of approximately $713,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover for certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares, a loan from the Sponsor under the Note of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loan.

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

Results of Operations

Our entire activity from January 1, 2021 (commencement of operations) through March 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Partnering Transaction.

For the three months ended March 31, 2022, we had net gain of approximately $8,406,000 dollars, which consisted of a non-cash gain of approximately $8,772,000 for the change in fair value of derivative warrant liabilities, approximately $65,000 of income from investments held in the Trust Account, offset by approximately $431,000 of general and administrative expenses.

For the period from January 1, 2021 (commencement of operations) through March 31, 2021, we had net loss of approximately $34,000, which consisted of general and administrative expenses.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares is classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 28,090,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have three classes of shares, which are referred to as Class A Ordinary Shares, Class B Ordinary Shares, and Class F Ordinary Shares. Income and losses are shared pro rata between the three classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A Ordinary Shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from January 1, 2021 (commencement of operations) through March 31, 2021. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our condensed financial statements may not be comparable to companies that comply with public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s condensed balance sheet as of July 6, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 29, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 13, 2022	CORSAIR PARTNERING CORPORATION

	By:	/s/ D.T Ignacio Jayanti
	Name:	D.T Ignacio Jayanti
	Title:	Chief Executive Officer (Principal Executive Officer)
Dated: May 13, 2022

	By:	/s/ Paul Cabral
	Name:	Paul Cabral
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)