Form 10-Q
period 2022-09-30
Corsair Partnering Corp
filed 2022-11-14
CIK 1842659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2022
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

As of November 14, 2022, 28,090,000 Class A ordinary shares, par value $0.0001 per share, 250,000 Class B ordinary shares, par value $0.0001 per share, and 1,404,500 Class F ordinary shares, par value $0.0001 per share, were issued and outstanding.

CORSAIR PARTNERING CORPORATION
Form 10-Q
For the Period Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the Period from January 1, 2021 (Commencement of Operations) Through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from January 1, 2021 (Commencement of Operations) Through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 1, 2021 (Commencement of Operations) Through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures (as restated)	29
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
Signatures		31

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
 CORSAIR PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets:	(Unaudited)
Current assets:
Cash	$358,221	$881,821
Prepaid expenses	302,812	605,633
Total current assets	661,033	1,487,454
Investments held in Trust Account	282,616,895	280,950,832
Total Assets	$283,277,928	$282,438,286

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$8,075	$142,310
Accrued expenses	420,026	198,520
Due to related party	42,927	2,581
Total current liabilities	471,028	343,411
Derivative warrant liabilities	1,255,903	14,977,206
Deferred underwriting commissions in connection with the initial public offering	9,831,500	9,831,500
Total liabilities	11,558,431	25,152,117

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 28,090,000 shares at redemption value at approximately $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	282,516,895	280,900,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	25	25
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,404,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	141	141
Additional paid-in capital	-	-
Accumulated deficit	(10,797,564)	(23,613,997)
Total shareholders’ deficit	(10,797,398)	(23,613,831)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$283,277,928	$282,438,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2022	For the Period from January 1, 2021 (Commencement of Operations) through September 30, 2021
	2022	2021

General and administrative expenses	$214,995	$363,388	$954,038	$408,005
Loss from operations	(214,995)	(363,388)	(954,038)	(408,005)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,699,164	3,102,820	13,721,303	3,102,820
Offering costs associated with derivative warrant liabilities	-	(535,399)	-	(535,399)
Income from investments held in Trust Account	1,324,142	28,228	1,666,063	28,228
Net income	$2,808,311	$2,232,261	$14,433,328	$2,187,644

Basic and Diluted weighted average number of shares outstanding of Class A ordinary shares	28,090,000	26,261,087	28,090,000	9,082,782
Basic net income per share, Class A ordinary shares	$0.09	$0.08	$0.49	$0.21
Diluted net income per share, Class A ordinary shares	$0.09	$0.08	$0.49	$0.20
Basic and Diluted weighted average number of shares outstanding of Class B ordinary shares	250,000	250,000	250,000	250,000
Basic net income per share, Class B ordinary shares	$0.09	$0.08	$0.49	$0.21
Diluted net income per share, Class B ordinary shares	$0.09	$0.08	$0.49	$0.20
Basic weighted average number of shares outstanding of Class F ordinary shares	1,404,500	1,380,989	1,404,500	1,295,305
Basic net income per share, Class F ordinary shares	$0.09	$0.08	$0.49	$0.21
Diluted weighted average number of shares outstanding of Class F ordinary shares	1,404,500	1,404,500	1,404,500	1,404,500
Diluted net income per share, Class F ordinary shares	$0.09	$0.08	$0.49	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary shares
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	250,000	$25	1,404,500	$141	$-	$(23,613,997)	$(23,613,831)
Net income	-	-	-	-	-	-	-	8,406,010	8,406,010
Balance - March 31, 2022 (unaudited)	-	-	250,000	25	1,404,500	141	-	(15,207,987)	(15,207,821)
Net income	-	-	-	-	-	-	-	3,219,007	3,219,007
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	-	-	(292,753)	(292,753)
Balance - June 30, 2022 (unaudited)	-	-	250,000	25	1,404,500	141	-	(12,281,733)	(12,281,567)
Net income	-	-	-	-	-	-	-	2,808,311	2,808,311
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	-	-	(1,324,142)	(1,324,142)
Balance - September 30, 2022 (unaudited)	-	$-	250,000	$25	1,404,500	$141	$-	$(10,797,564)	$(10,797,398)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 1, 2021
(COMMENCEMENT OF OPERATIONS) THROUGH SEPTEMBER 30, 2021

	Ordinary shares
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	250,000	25	-	-	18,725	-	18,750
Issuance of Class F ordinary shares to Sponsor(1)	-	-	-	-	1,437,500	144	6,106	-	6,250
Net loss	-	-	-	-	-	-	-	(34,020)	(34,020)
Balance - March 31, 2021 (unaudited)	-	-	250,000	25	1,437,500	144	24,831	(34,020)	(9,020)
Net loss	-	-	-	-	-	-	-	(10,597)	(10,597)
Balance - June 30, 2021 (unaudited)	-	-	250,000	25	1,437,500	144	24,831	(44,617)	(19,617)
Excess of cash received over fair value of private placement warrants	-	-	-	-	-	-	2,814,240	-	2,814,240
Forfeiture of Class F ordinary shares	-	-	-	-	(33,000)	(3)	3	-	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	-	(2,839,074)	(21,799,118)	(24,638,192)
Net income	-	-	-	-	-	-	-	2,232,261	2,232,261
Balance - September 30, 2021 (unaudited)	-	$-	250,000	$25	1,404,500	$141	$-	$(19,611,474)	$(19,611,308)

(1)
This number includes up to 187,500 shares of Class F ordinary shares subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. On July 15, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,090,000 Units. Subsequently, the Sponsor forfeited 33,000 Class F ordinary shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period from January 1, 2021 (Commencement of Operations) through September 30, 2021
Cash Flows from Operating Activities:
Net income	$14,433,328	$2,187,644
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B and Class F ordinary shares	-	25,000
Offering costs associated with derivative warrant liabilities	-	535,399
Income on investments from Trust Account	(1,666,063)	(28,228)
Due to related party	40,346	-
Change in fair value of derivative warrant liabilities	(13,721,303)	(3,102,820)
Changes in operating assets and liabilities:
Prepaid expenses	302,821	(717,150)
Accounts payable	(134,235)	22,856
Accrued expenses	221,506	158,186
Net cash used in operating activities	(523,600)	(919,113)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(280,900,000)
Net cash used in investing activities	-	(280,900,000)

Cash Flows from Financing Activities:
Loan proceeds received from related party	-	981,047
Repayment of loan to related party	-	(981,047)
Proceeds received from initial public offering, gross	-	280,900,000
Proceeds received from private placement	-	8,118,000
Offering costs paid	-	(6,144,657)
Net cash provided by financing activities	-	282,873,343

Net change in cash	(523,600)	1,054,230

Cash - beginning of the period	881,821	-
Cash - end of the period	$358,221	$1,054,230

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$30,000
Offering costs included in accrued expenses	$-	$85,000
Deferred underwriting commissions in connection with the initial public offering	$-	$9,831,500

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

Sponsor

The Company’s Sponsor is Corsair Partnering Sponsor LP, a Cayman Islands limited partnership (the “Sponsor”). On January 8, 2021, an affiliate of the Company temporarily subscribed for (a) 2,300,000 Founder Shares (as defined in Note 4) in exchange for a capital contribution of $6,250, or approximately $0.0027 per share and (b) 120,000 Performance Shares (as defined in Note 4) for a capital contribution of $18,750, or approximately $0.1563 per share and on January 21, 2021 (x) exchanged 130,000 Founder Shares on a one for one basis for Performance Shares and (y) surrendered 157,500 Founder Shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021, the Sponsor surrendered 575,000 Founder Shares for no consideration, such that there were 1,437,500 Founder Shares and 250,000 Performance Shares issued and outstanding (with up to 187,500 Founder Shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On July 15, 2021, the underwriter purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Founder Shares on July 15, 2021 and there are 1,404,500 Founder Shares outstanding as of September 30, 2022 and December 31, 2021.  All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $358,000 in its operating bank account and working capital of approximately $190,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares (as defined in Note 4), a loan from the Sponsor under the Note (as defined in Note 4) of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 6, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 6, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2022.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held as of September 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000 and investments held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature (see Note 9).

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 28,090,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,652,102	$23,604	$132,605	$13,630,492	$121,311	$681,525

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,090,000	250,000	1,404,500	28,090,000	250,000	1,404,500

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.09	$0.49	$0.49	$0.49

	For the Three Months Ended September 30, 2021			For the Period from January 1, 2021 (Commencement of Operations) through September 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income per ordinary share:
Numerator:
Basic allocation of net income	$2,101,729	$20,008	$110,523	$1,869,565	$51,459	$266,620
Diluted allocation of net income	$2,099,959	$19,991	$112,310	$1,850,551	$50,936	$286,157

Denominator:
Basic weighted average ordinary shares outstanding	26,261,087	250,000	1,380,989	9,082,782	250,000	1,295,305
Diluted weighted average ordinary shares outstanding	26,261,087	250,000	1,404,500	9,082,782	250,000	1,404,500

Basic net income per ordinary share	$0.08	$0.08	$0.08	$0.21	$0.21	$0.21
Diluted net income per ordinary share	$0.08	$0.08	$0.08	$0.20	$0.20	$0.20

Income Taxes

FASB ASC Topic 740 “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares and Performance Shares

On January 8, 2021, an affiliate of the Company paid for certain expenses on behalf of the Company (a) of $6,250 in exchange for 2,300,000 Class F ordinary shares (the “Founder Shares”), and (b) of $18,750 in exchange for 120,000 Class B ordinary shares (the “Performance Shares”). On January 21, 2021, such affiliate surrendered 157,500 Founder Shares and exchanged 130,000 Founder Shares for a corresponding number of Performance Shares by way of repurchase of each Founder Share at par and applying such repurchase consideration for the payment of the Performance Shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021 the Sponsor surrendered 575,000 Founder Shares for no consideration. Of the 1,437,500  Founder Shares then outstanding, up to 187,500 of the Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. The Founder Shares are entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding ordinary share capital prior to the completion of the Partnering Transaction. On July 15, 2021, the underwriters purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Founder Shares such that there are 1,404,500 Founder Shares outstanding as of the date hereof.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

In order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Partnering Transaction, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Partnering Transaction entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On June 30, 2021, the Company entered into an agreement with the Sponsor providing that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company may agree to pay an affiliate of the Sponsor up to $15,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. $45,000 and $0, respectively, have been incurred and paid for the three months ended September 30, 2022 and 2021. $135,000 and $45,000, respectively, have been incurred for the nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021. $90,000 and $45,000, respectively, have been paid for the nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021.  There is $45,000 outstanding balance due to the Sponsor as of September 30, 2022, and $0 as of December 31, 2021.

In addition, the Sponsor, its executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company or their affiliates. As of September 30, 2022, and December 31, 2021, we had a payable of approximately $43,000 and $3,000, respectively, in due to a related party for such expense reimbursement.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 28,090,000 Class A ordinary shares outstanding subject to possible redemption.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$280,900,000
Less:
Fair value of Public Warrants at issuance	(9,082,433)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(15,555,759)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	24,638,192
Class A ordinary shares subject to possible redemption at December 31, 2021	280,900,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	292,753
Class A ordinary shares subject to possible redemption at June 30, 2022	281,192,753
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,324,142
Class A ordinary shares subject to possible redemption at September 30, 2022	$282,516,895

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there are no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 28,090,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).

Class F Ordinary Shares-The Company is authorized to issue 50,000,000 Class F ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, the Company had 1,404,500 Class F ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share exchange and share surrenders as discussed in Note 4.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class B Ordinary Shares-The Company is authorized to issue 1,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 250,000 Class B ordinary shares and issued and outstanding, which amounts have been adjusted to reflect the share exchange as discussed in Note 4.

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
•
The increase in the price of Class A ordinary shares will be based on the annual VWAP for the relevant fiscal year, it being understood that with respect to the 10th fiscal year following the Partnering Transaction the conversion calculation for the remaining 25,000 Class B ordinary shares, the calculation described in the immediately preceding bullet will be based on the greater of (i) the annual VWAP for such fiscal year and (ii) the volume-weighted average price of Class A ordinary shares over the last 20 trading days for such fiscal year.

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

NOTE 8. WARRANTS

In connection with the Initial Public Offering and over-allotment, 9,363,333 Public Warrants and 5,412,000 Private Placement Warrants were issued as of September 30, 2022 and December 31, 2021.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities[1]	$282,616,895	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$795,883	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$460,020

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities[1]	$280,950,832	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$9,456,966	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$5,520,240

(1)	Includes cash balance held within the Trust Account of $23,891 and $5,832 for September 30, 2022, and December 31, 2021, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in August 2021. There were no other transfers to/from Levels 1,2, and 3 during the nine months ended September 30, 2022 and for the period from January 1, 2021 (inception) through September 30, 2021.

Level 1 assets and liabilities include investments in U.S. government securities and derivative warrant liabilities (Public Warrants), respectively. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and of the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the three months ended September 30, 2022 and 2021, the Company recognized a gain on the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $1.7 million and $3.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, the Company recognized a gain/(loss) on the unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately $13.7 million and $3.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The following table provides quantitative information regarding Level 3 fair value measurements input at their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.79	$9.76
Volatility	0.0%	15.2%
Term (years)	5.5	5.5
Risk-free rate	4.00%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$5,520,240
Change in fair value of derivative warrant liabilities	(3,247,200)
Derivative warrant liabilities at March 31, 2022	2,273,040
Change in fair value of derivative warrant liabilities	(1,190,640)
Derivative warrant liabilities at June 30, 2022	1,082,400
Change in fair value of derivative warrant liabilities	(622,380)
Derivative warrant liabilities at September 30, 2022	$460,020

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Prior to the Partnering Transaction or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Partnering Transaction will be made from funds held outside the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had a payable of approximately $43,000 and  $3,000, respectively, in due to a related party for such expense reimbursement.

Liquidity and Capital Resources

As of September 30, 2022, the Company had approximately $358,000 in its operating bank account and working capital of approximately $190,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover for certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares, a loan from the Sponsor under an unsecured promissory note (the “Note”) of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (the “Working Capital Loans”). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity from January 1, 2021 (commencement of operations) through September 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Partnering Transaction.

For the three months ended September 30, 2022, we had net gain of approximately $2,808,000, which consisted of a non-operating gain of approximately $1,699,000 for the change in fair value of derivative warrant liabilities, approximately $1,324,000 of income from investments held in the Trust Account, offset by approximately $215,000 of general and administrative expenses.

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

For the nine months ended September 30, 2022, we had net gain of approximately $14,433,000, which consisted of a non-operating gain of approximately $13,721,000 for the change in fair value of derivative warrant liabilities, approximately $1,666,000 of income from investments held in the Trust Account, offset by approximately $954,000 of general and administrative expenses.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares is classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 28,090,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A Ordinary Shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2022	CORSAIR PARTNERING CORPORATION

	By:	/s/ D.T Ignacio Jayanti
	Name:	D.T Ignacio Jayanti
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2022

	By:	/s/ Paul Cabral
	Name:	Paul Cabral
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)