Form 10-K
period 2022-12-31
Corsair Partnering Corp
filed 2023-03-30
CIK 1842659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                  .

CORSAIR PARTNERING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	001-40285	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

717 5th Avenue, 24th Floor New York, New York (Address of principal executive offices)		10022 (Zip Code)

(212) 224-9400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Ordinary Shares, par value $0.0001	CORS	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CORS. WS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CORS.U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A ordinary shares on June 30, 2022, as reported by the New York Stock Exchange on such date, was $271,911,200. As of March 15, 2023, 28,090,000 Class A ordinary shares, par value $0.0001 per share, 250,000 Class B ordinary shares, par value $0.0001 per share, and 1,404,500 Class F ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

•
“Permitted Withdrawals” are to the withdrawals permitted to be made by us from the trust account to pay taxes including income and franchise taxes and to withdraw up to $100,000 in dissolution expenses in the event we do not complete a Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable);

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to select an appropriate partnering candidate or candidates;

•	our ability to complete our Partnering Transaction;

•	our expectations around the performance of the prospective business or businesses with which we partner;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Partnering Transaction;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Partnering Transaction;

•	our potential ability to obtain additional financing to complete our Partnering Transaction;

•	our ability to continue as a going concern;

•	our pool of prospective partnering candidates;

•	our ability to consummate a Partnering Transaction due to the uncertainty resulting from the COVID-19 pandemic, economic uncertainty and the status of the debt and equity markets;

•	the ability of our officers and directors to generate a number of potential Partnering Transaction opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of cash not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

v

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

•
The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to a potential partnering candidate, which may make it difficult for us to enter into a Partnering Transaction with a partnering candidate.

•
The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Partnering Transaction or optimize our capital structure.

•
The requirement that we complete our Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable) may give potential partnering candidates leverage over us in negotiating a Partnering Transaction and may limit the time we have in which to conduct due diligence on potential Partnering Transaction candidates, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Partnering Transaction on terms that would produce value for our shareholders.

•
Our search for a Partnering Transaction, and any partnering candidate with which we ultimately consummate a Partnering Transaction, may be materially adversely affected by the coronavirus (COVID-19) outbreak and volatility of debt and equity markets.

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

The Corsair Capital Investment Committee, which includes our Chief Executive Officer, D. T. Ignacio Jayanti, and our Chief Financial Officer and President, Jeremy S. Schein, is comprised of experienced professionals with dedicated financial and business services operating, investing and advisory backgrounds. The Corsair Capital Investment Committee has been investing together for an average of 15 years, with decades of experience in the financial and business services sectors, and has spent the majority of its duration investing through many different macroeconomic and credit cycles.

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

Financial Position

With funds available for a Partnering Transaction in the amount of $285,226,827 (assuming no redemptions), we offer a partnering candidate a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Partnering Transaction using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partnering candidate to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We may need to obtain additional financing to complete our Partnering Transaction, either because the transaction requires more cash than what is held in our trust account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Partnering Transaction, in which case we may issue additional securities or incur debt in connection with such Partnering Transaction. There are no prohibitions on our ability to issue securities or incur debt in connection with our Partnering Transaction. Other than the Forward Purchase Agreement, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

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

Employees

We currently have two executive officers, D.T. Ignacio Jayanti and Jeremy S. Schein. Neither D.T. Ignacio Jayanti nor Jeremy S. Schein is obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Partnering Transaction. The amount of time they will devote in any time period will vary based on whether a partnering candidate has been selected for our Partnering Transaction and the stage of the Partnering Transaction process we are in. We do not intend to have any full time employees prior to the completion of our Partnering Transaction.

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

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to a potential partnering candidate, which may make it difficult for us to enter into a Partnering Transaction with a partnering candidate.

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

On June 30, 2021, we entered into a Forward Purchase Agreement with an affiliate of our Sponsor, Corsair V Financial Services Capital Partners, L.P., pursuant to which such investor committed to purchase in the aggregate, up to 10,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a purchase price of $10.00 per unit, in private placements to occur concurrently, and only in connection with, the closing of our initial Partnering Transaction. The obligations of the investor under the Forward Purchase Agreement will not depend on whether any Class A Ordinary Shares are redeemed by our Public Shareholders. The obligations of such investor to purchase the Forward Purchase Securities are subject to the approval, prior to our entering into a definitive agreement for our initial Partnering Transaction, of its investment committee and the Forward Purchase Agreement contains customary closing conditions. However, if the sale of the Forward Purchase Securities does not close, we may lack sufficient funds to consummate our initial Partnering Transaction.

The requirement that we complete our Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable, or such later date as approved by holders of a majority of the voting power of our outstanding Ordinary Shares that are voted at a meeting to extend such date, voting together as a single class) may give potential partnering candidates leverage over us in negotiating a Partnering Transaction and may limit the time we have in which to conduct due diligence on potential Partnering Transaction candidates, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Partnering Transaction on terms that would produce value for our shareholders.

Any potential partnering candidate with which we enter into negotiations concerning a Partnering Transaction will be aware that we must complete our Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable). Consequently, such partnering candidate may obtain leverage over us in negotiating a Partnering Transaction, knowing that if we do not complete our Partnering Transaction with that particular partnering candidate, we may be unable to complete our Partnering Transaction with any partnering candidate. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Partnering Transaction on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Partnering Transaction, and any partnering candidate with which we ultimately consummate a Partnering Transaction, may be materially adversely affected by the coronavirus (COVID-19) outbreak and volatility of debt and equity markets.

While COVID-19 cases have recently waned, if there is a resurgence of COVID-19 or the occurrence of other significant global events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), we may be unable to complete a Partnering Transaction. We may experience restricted travel, limited ability to have meetings with potential investors or target company personnel, or vendors and services providers may be unavailable to negotiate and consummate a Partnering Transaction in a timely manner.

In addition, our ability to consummate a Partnering Transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by a resurgence of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If the disruptions posed by COVID-19 or other matters of global concern re-emerge for an extended period, our ability to consummate a Partnering Transaction, or the operations of a partnering candidate with which we ultimately consummate a Partnering Transaction, may be materially adversely affected.

We may not be able to complete our Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable), in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable partnering candidate and complete our Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable). Our ability to complete our Partnering Transaction may be negatively impacted by general market conditions, volatility in the capital and debt markets, rising interest rates and the other risks described herein. For example, the outbreak of COVID-19 and its variants spread both in the U.S. and globally and, while the continued impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Partnering Transaction, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and its variants may negatively impact businesses we may seek to acquire. In addition, the U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States.

If we have not completed our Partnering Transaction within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, Public Shareholders may be forced to wait beyond July 6, 2023 (or October 6, 2023, as applicable) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to Public Shareholders prior to the date of our redemption or liquidation unless we consummate our Partnering Transaction prior thereto and only then in cases where Public Shareholders have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our Partnering Transaction.

We currently maintain all of our working capital cash and cash equivalents with one financial institution and, therefore, our cash and cash equivalents could be adversely affected if the financial institution in which we hold our cash and cash equivalents fails.

We currently maintain all of our working capital cash and cash equivalents with one financial institution. At the current time, our cash balance with such financial institution is below the Federal Deposit Insurance Corporation insurance (“FDIC Insurance”) limit. As a result of the recent inability of certain businesses with accounts at Silicon Valley Bank (“SVB”) to gain access to their deposits and the greater focus on the concerns of potential failures of other financial institutions, in the future, we may consider diversifying a portion of our cash and cash equivalents with other financial institutions in order to reduce the risks associated with maintaining all of our cash and cash equivalents at one financial institution. Notwithstanding the foregoing, the failure of one or more of the financial institutions in which our cash and cash equivalents are held, the resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by any of those financial institutions, could impact access to our cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our ability to consummate a partnering transaction.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While the U.S. Federal Reserve, the U.S. Treasury Department, and the FDIC have agreed to guarantee all deposits, above and beyond the limit on insured deposits of $250,000, at these banks, including SVB, there can be no assurance that there will not be additional bank failures or issues in the broader U.S. financial system, which may have an impact on the broader capital markets and, in turn, our ability to access those markets in connection with any potential partnering transaction, as well as our search for a potential partnering candidate.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partnering candidates we could potentially acquire with the cash held in our trust account, our ability to compete with respect to the acquisition of certain partnering candidates that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partnering candidates. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our Partnering Transaction in conjunction with a shareholder vote or via a tender offer. Partnering candidates will be aware that this may reduce the resources available to us for our Partnering Transaction. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Partnering Transaction. If we do not complete our Partnering Transaction, our Public Shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

If the cash held outside the trust account is insufficient to allow us to operate for at least until July 6, 2023 (or October 6, 2023, as applicable), it could limit the amount available to fund our search for a partnering candidate or candidates and complete our Partnering Transaction, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Partnering Transaction.

As of December 31, 2022, we had approximately $307,000 in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least until July 6, 2023 (or October 6, 2023, as applicable); however, we cannot assure Public Shareholders that our estimate is accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partnering candidate. We could also use a portion of the funds as a down payment or to fund a no-shop provision (a provision in letters of intent or merger agreements designed to keep partnering candidates from shopping around for transactions with other companies or investors on terms more favorable to such partnering candidates) with respect to a particular proposed Partnering Transaction, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a partnering candidate and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partnering candidate.

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

There is substantial doubt about our ability to continue as a going concern.

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” we have until July 6, 2023 (or October 6, 2023, as applicable) to consummate a Partnering Transaction. It is uncertain that we will be able to consummate a Partnering Transaction by this time. If a Partnering Transaction is not consummated by this date, or we have not executed a letter of intent, agreement in principle or definitive agreement for a Partnering Transaction by such date (and subsequently extended such deadline to October 6, 2023), there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the liquidity condition and mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 6, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Going Concern and Capital Resources.”

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

Our efforts to identify a prospective Partnering Transaction candidate will not be limited to a particular industry, sector or geographic region. While we may pursue a Partnering Transaction opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services. Our Amended and Restated Memorandum and Articles of Association prohibits us from effectuating a Partnering Transaction solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific partnering candidate with respect to a Partnering Transaction, there is no basis to evaluate the possible merits or risks of any particular partnering candidate’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Partnering Transaction, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partnering candidate, we cannot assure Public Shareholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partnering candidate. We also cannot assure Public Shareholders that an investment in our units will ultimately prove to be more favorable to them than a direct investment, if such opportunity were available, in a partnering candidate. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Partnering Transaction could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Partnering Transaction contained an actionable material misstatement or material omission.

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

Our Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 380,000,000 Class A Ordinary Shares, par value $0.0001 per share, 1,000,000 Class B Ordinary Shares, par value, $0.0001 per share, 50,000,000 Class F Ordinary Shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March 15, 2023, there were 351,910,000, 750,000, and 48,595,500 authorized but unissued Class A Ordinary Shares, Class B Ordinary Shares, and Class F Ordinary Shares, respectively, available for issuance. The Class F Ordinary Shares are automatically convertible into Class A Ordinary Shares concurrently with or immediately following the consummation of our Partnering Transaction, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Amended and Restated Memorandum and Articles of Association. As of December 31, 2022, there are no preference shares issued and outstanding.

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

In addition, we may also issue Class A Ordinary Shares to redeem the warrants or upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Partnering Transaction as a result of the anti-dilution provisions as set forth therein. However, our Amended and Restated Memorandum and Articles of Association provides, among other things, that prior to our Partnering Transaction, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote together as a single class with our then outstanding Public Shares (a) on any Partnering Transaction or (b) to approve an amendment to our Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a Partnering Transaction beyond July 6, 2023 (or October 6, 2023, as applicable) or (y) amend the foregoing provisions. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

We may only be able to complete one Partnering Transaction with the cash held in our trust account, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the private placement of warrants provided us with $285,226,827 currently held in the trust account that we may use to complete our Partnering Transaction. In addition, prior to the consummation of our Initial Public Offering, we entered into a Forward Purchase Agreement with an affiliate, Corsair V Financial Services Capital Partners, L.P., pursuant to which such investor committed to purchase in the aggregate, up to 10,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a purchase price of $10.00 per unit, in private placements to occur concurrently, and only in connection with, the closing of our initial Partnering Transaction. The obligations of the investor under the Forward Purchase Agreement will not depend on whether any Class A Ordinary Shares are redeemed by our Public Shareholders. The obligations of such investor to purchase the Forward Purchase Securities are subject to the approval, prior to our entering into a definitive agreement for our initial Partnering Transaction, of its investment committee and the Forward Purchase Agreement contains customary closing conditions. The proceeds from the sale of Forward Purchase Securities, if any, may be used as part of the consideration to the sellers in our initial Partnering Transaction, expenses in connection with our initial Partnering Transaction or for working capital in the post-transaction company. There can be no assurance that the purchase of the Forward Purchase Agreement will close.

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

In order to effectuate a Partnering Transaction, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of Partnering Transaction, increased redemption thresholds and extended the time to consummate a Partnering Transaction and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending certain provisions of our Amended and Restated Memorandum and Articles of Association requires the approval of a special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants that vote on such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our Amended and Restated Memorandum and Articles of Association requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable) or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our charter or governing instruments or extend the time to consummate a Partnering Transaction in order to effectuate our Partnering Transaction.

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

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable) or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Although we believe that the cash currently held in our trust account, together with the sale of the Forward Purchase Securities, will be sufficient to allow us to complete our Partnering Transaction, because we have not yet selected any specific partnering candidate we cannot ascertain the capital requirements for any particular transaction. If the cash held in our trust account, together with the sale of any Forward Purchase Securities, proves to be insufficient, either because of the size of our Partnering Transaction, the depletion of the cash held outside the trust account in search of a partnering candidate, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Partnering Transaction, the sale of the Forward Purchase Securities does not close or the terms of negotiated transactions to purchase shares in connection with our Partnering Transaction, we may be required to seek additional financing or to abandon the proposed Partnering Transaction. We cannot assure Public Shareholders that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our Partnering Transaction, we would be compelled to either restructure the transaction or abandon that particular Partnering Transaction and seek an alternative partnering candidate. If we do not complete our Partnering Transaction, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Partnering Transaction, we may require such financing to fund the operations or growth of the partnering candidate. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partnering candidate. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Partnering Transaction.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a newly organized company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar Partnering Transaction makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partnering candidate with which we seek to complete our Partnering Transaction may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Partnering Transaction.

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

A potential partnering candidate’s business could be affected by political instability, including relating to Ukraine and related sanctions or export controls imposed by the U.S., EU, UK, or other governments.

The ongoing conflict in Ukraine along with the responses of the governments of the United States, EU member states, the United Kingdom, and other nations have the potential to materially adversely affect a potential target business’ operations or assets in or (direct or indirect) dealings with parties organized or located within Ukraine, Russia, and Belarus. Due to geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies have and may continue to respond with countermeasures, which could further restrict the partnering candidate business’ operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy. Any of the foregoing could have a material adverse impact on a potential partnering candidate business’ financial condition, results of operations or prospects.

Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations or those of a potential target.

The U.S. federal government has established a limit on the level of federal debt that it can have outstanding, often referred to as the debt ceiling. Congress has authority to raise or suspend the debt ceiling and to approve the funding of U.S. federal government operations within the debt ceiling, and has done both frequently in the past, often on a relatively short-term basis. On January 19, 2023, the U.S. reached its borrowing limit and currently faces a risk of defaulting on its debt. Generally, if effective legislation to manage the level of federal debt is not enacted and the debt ceiling is reached in any given year, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. It is anticipated that the U.S. federal government will be able to fund its operations through approximately mid-2023. However, contention among policymakers, among other factors, may hinder the enactment of policies to further increase the borrowing limit or to address the debt balance in a timely manner. If Congress does not raise the debt ceiling, it may increase the risk of default by the U.S. on its obligations, of a credit rating downgrade of the U.S. federal government and of other economic dislocations. Such circumstances, or the perceived risk of such circumstances, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. If economic conditions severely deteriorate, they could have a material adverse impact on our financial condition, results of operations or prospects and those of a potential target business. These risks may also adversely impact our overall liquidity, our borrowing costs or the market price of our securities.

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

Our Public Shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of a Partnering Transaction, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable) or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity, and (iii) the redemption of our Public Shares if we do not complete a Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable), subject to applicable law and as further described herein. In addition, if we do not complete a Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable), Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the cash held in our trust account. In that case, Public Shareholders may be forced to wait beyond July 6, 2023 (or October 6, 2023, as applicable) before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the cash held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, they may be forced to sell their Public Shares or warrants, potentially at a loss.

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

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete a Partnering Transaction with a partnering candidate that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the Private Placement Warrants and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we have a longer period of time to complete our Partnering Transaction than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of a Partnering Transaction.

If third parties bring claims against us, the cash held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placement of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective partnering candidates and other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of our Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

The securities in which we invest the cash held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

The net proceeds of our Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $285,226,827, are held in an interest-bearing trust account. The cash held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (net of Permitted Withdrawals) would be reduced. In the event that we are unable to complete our initial Partnering Transaction, our Public Shareholders are entitled to receive their pro-rata share of the cash held in the trust account, plus any interest income. If the balance of the trust account is reduced below $280,900,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.

In the event that the cash in the trust account is reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

If, after we distribute the cash in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such cash, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the cash in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying Public Shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the cash in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the cash in the trust account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the cash held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

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

Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the Letter Agreement among us and our Sponsor, officers and directors; the registration and shareholder rights agreement among us and our Initial Shareholders; the private placement warrants purchase agreement between us and our Sponsor; the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor; and the Forward Purchase Agreement between us and an affiliate of our Sponsor. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our Partnering Transaction. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Partnering Transaction, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our Partnering Transaction will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such Partnering Transaction, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our Partnering Transaction that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our Initial Shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any shareholder or warrant holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, (ii) adjusting the provisions relating to cash dividends on Class A Ordinary Shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants; provided that the approval by the holders of at least 50% of the then outstanding public warrants that vote to amend the warrant agreement, after at least 10 days’ notice that an amendment is being sought, is required to make any change that adversely affects the interests of the registered holders. Although our ability to amend the terms of the public warrants with such 50% consent of is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a warrant.

We may redeem Public Shareholders’ unexpired warrants prior to their exercise at a time that is disadvantageous to Public Shareholders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the closing price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption; provided that on the date we give notice of redemption, we will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force Public Shareholders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. The Forward Purchase Warrants are redeemable on the same terms as the warrants offered as part of the units sold in our Initial Public Offering. None of the Private Placement Warrants will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.

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

Moreover, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of Corsair Capital and/or one or more investors in Corsair Capital or one of its affiliates. Any such parties may co-invest with us in the partnering candidate at the time of our Partnering Transaction, or we could raise additional funds to complete the Partnering Transaction by issuing to such parties a class of equity or Equity-Linked Securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the cash held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the cash held in the trust account to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Partnering Transaction; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable); and (iii) absent a Partnering Transaction by July 6, 2023 (or October 6, 2023, as applicable) or with respect to any other material provisions relating to shareholders’ rights or pre-Partnering Transaction activity, our return of the funds held in the trust account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the cash held in the trust account as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Partnering Transaction. If we do not complete our Partnering Transaction, our Public Shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our warrants will expire worthless.

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

On March 15, 2023, there was 1 holder of record of our units, 1 holder of record of our Class A Ordinary Shares, 1 holder of record of our Class B Ordinary Shares, 1 holder of record of our Class F Ordinary Shares and 2 holders of record of our warrants.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

We have not sold any unregistered equity securities during the year ended December 31, 2022.

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

The Company will only have at most until July 6, 2023 (or October 6, 2023, as applicable) to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and shareholders do not approve an amendment to the Amended and Restated Memorandum and Articles of Association to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Pursuant to the Letter Agreement, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

Prior to the Partnering Transaction or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Partnering Transaction will be made from funds held outside the Trust Account. As of December 31, 2022 and 2021, the Company had approximately $86,000 and $3,000, respectively, in due to related party for such expense reimbursement.

Going Concern and Capital Resources

As of December 31, 2022, the Company had approximately $307,000 in its operating bank account and working capital deficit of approximately $39,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover for certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares, a loan from the Sponsor under an unsecured promissory note (the “Note”) of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (the “Working Capital Loans”). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that working capital needs, mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. We intend to complete our initial business combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any business combination by July 6, 2023 (or October 6, 2023, as applicable). No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 6, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Results of Operations

Our entire activity from January 1, 2021 (commencement of operations) through December 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Partnering Transaction.

For the year ended December 31, 2022, we had net income of approximately $13,195,000, which consisted of a non-operating gain of approximately $10,101,000 for the change in fair value of derivative warrant liabilities, approximately $4,276,000 of income from investments held in the Trust Account, offset by approximately $1,183,000 of general and administrative expenses.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of December 31, 2022 and 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of December 31, 2022 is determined using the fair value of the Public Warrants, as the Black-Scholes model used historically did not produce a meaningful result. The fair value of the Private Placement Warrants as of December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares is classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 28,090,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A Ordinary Shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
D.T. Ignacio Jayanti	54	Chief Executive Officer and Director
Jeremy S. Schein	43	Chief Financial Officer, President and Director
Maripat Alpuche	58	Director
Daniel J. Eckert	49	Director
William I. Jacobs	81	Director

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

Jeremy S. Schein, Chief Financial Officer, President and Director

Jeremy S. Schein has served as our Chief Financial Officer since March 15, 2023, and as our President and a member of our board of directors since January 2021. Mr. Schein is a Partner at Corsair Capital having worked at Corsair Capital in a number of roles at the firm since 2001. He serves as a member of Corsair Capital’s Investment Committee. Mr. Schein serves on the boards of Atlas US Buyer LLC and Amore Holdings TopCo GP LLC, as well as several current Corsair Capital portfolio companies, including TreviPay, Identity Intelligence Group, LLC, Oakridge Insurance Services LLC, Spring Venture Group, LLC, and Jackson Hewitt Tax Service Inc. Mr. Schein holds a B.A. in Economics from Cornell University. We believe Mr. Schein’s extensive knowledge in the areas of financial technology, payments, business services and the broader financial services industry coupled with his experience in private equity investments, as well as his experience in leading the merger of a private company with and into a special purpose acquisition company, makes him well qualified to serve as a director.

Maripat Alpuche, Director

Ms. Alpuche is a professional with over 30 years of experience advising a diverse array of the nation’s leading financial services, private equity and other business entities on M&A, capital markets, joint venture and other transformational strategic transactions. Ms. Alpuche played a leading advisory role in several of the nation’s largest public company mergers in the financial services sector. She also acted as trusted advisor to executive management teams and boards on governance, disclosure, contract negotiation and disputes, regulatory issues and other strategic matters. Ms. Alpuche has spent the majority of her professional career at Simpson Thacher & Bartlett LLP where she was a key advisor on industry’s largest public mergers, including the most recent four mergers creating JPMorgan Chase & Co; the merger of Bank of New York Corporation and Mellon Corporation; the merger of Wachovia Corporation and First Union Corporation and Wachovia’s successful hostile takeover defense against SunTrust; and the acquisition of John Hancock Financial Services, Inc. by Manulife Corporation. Ms. Alpuche is also a co-founder and the Managing Director, Strategy and Special Projects, of Percapita Group, Inc., a startup retail financial services platform with a commitment to a diverse and inclusive employee and client base. Ms. Alpuche received a B.A. from Franklin & Marshall College and a Juris Doctor from Columbia University School of Law. We believe Ms. Alpuche’s experience in mergers and acquisitions as well as her experience in the financial services industry makes her well qualified to serve as a member on our board of directors.

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

William I. Jacobs, Director

Mr. Jacobs previously held the position of Senior Executive Vice President for MasterCard Global Resources where his responsibilities included administration, government affairs, audit, finance, analysis, legal, human resources and global communications. At Global Resources, he was responsible for developing new business ventures to service a wider range of member needs and was also involved in corporate finance and M&A activities. Before joining MasterCard, Mr. Jacobs co-founded Financial Security Assurance Inc. (FSA) one of the world’s largest bond insurance companies. At FSA, he served as Chief Operating Officer, managing all staff functions including finance, policy, administration, investment management and legal. Mr. Jacobs is also Chairman of the board of directors of Green Dot Corporation and serves as a director for Repay Holdings Corporation. He previously served on the boards of directors of Asset Acceptance Capital Corp., Investment Technology Group, Inc., Alpharma, Inc., LifeNexus and BondFactor, as the Chairman of the board of directors of Global Payments Inc. and as the Chairman of the Board of Trustees at American University in Washington, D.C. Mr. Jacobs is currently an operating partner of Corsair Capital LLC. Mr. Jacobs received a B.S. in Business Administration from American University and a Juris Doctor from American University Law School. We believe Mr. Jacobs is qualified to serve as a member of our board of directors because of his experience in serving as a member of the board of directors of companies in the financial services sector, as well as his experience in serving as a director of a public company as a result of its merger with and into a special purpose acquisition company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our Ordinary Shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). Our Code of Ethics is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
D.T. Ignacio Jayanti	Corsair Capital Partners Group, Ltd.	Private Equity	Director, Chief Executive Officer
	Corsair Capital Group, Ltd.	Private Equity	Director, Chief Executive Officer
	Corsair Capital LLC (1)	Private Equity	Chief Executive Officer
	Corsair Infrastructure Partners Management GP, Ltd.	Private Equity	Director, President
	Deep Labs	Computer AI	Director
	First Eagle Investment Management	Investment Management	Board Member
	Aspen Institute Finance Leaders Fellowship Board of Overseers	Nonprofit	Board Member

Individual	Entity	Entity’s Business	Affiliation
Jeremy S. Schein	Corsair Capital LLC (1)	Private Equity	Partner
	TreviPay	Financial Services	Board Member
	Identity Intelligence Group, LLC	Identity Theft Protection & Credit Monitoring Solutions	Board Member
	Oakbridge Insurance Services LLC	Insurance	Board Member
	Spring Venture Group, LLC	Insurance	Board Member
	Jackson Hewitt Tax Service Inc.	Financial Services	Board Member
	Atlas US Buyer LLC	Financial Services	Board Member
	Amore Holdings TopCo GP LLC	Financial Services	Board Member

Maripat Alpuche	Percapita Group, Inc.	Financial Services	Managing Director, Strategy and Special Projects

Daniel J. Eckert	Akston Wyatt Holdings, Inc.	Financial Services	President
	Akston Wyatt One, LLC	Financial Services	Manager
	Akston Wyatt Advisors, LLC	Financial Services	Manager
	Atlas US Buyer LLC	Financial Services	Board Member
	Amore Holdings TopCo GP LLC	Financial Services	Board Member

William I. Jacobs	REPAY Holdings Corp.	Financial Services	Board Member
	Green Dot Corporation	Financial Services	Board Member, Interim CEO

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

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 15, 2023, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors, as a group.

In the table below, percentage ownership is based on 28,090,000 Class A Ordinary Shares, par value $0.0001, and 1,404,500 Class F Ordinary Shares outstanding as of March 15, 2023. Voting power represents the combined voting power of Class A Ordinary Shares and Class F Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and Class F Ordinary Shares vote together as a single class. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 15, 2023, Class A Ordinary Shares issuable pursuant to the Forward Purchase Agreement, as such shares will only be issued with the closing of our initial Partnering Transaction, and Class B Ordinary Shares since they convert into Class A Ordinary Shares on the last day of each fiscal year following consummation of the Partnering Transaction, depending on a number of factors including, but not limited to, the per price share of Class A Ordinary Shares.

	Class A Ordinary Shares (2)		Class F Ordinary Shares (3)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
5% Shareholders:
Corsair Partnering Sponsor LP (4)	―	―	1,404,500	100.0%
Aristeia Capital, L.L.C. (5)	2,634,118	9.4%	―	―
Entities affiliated with Triple8, LLC (6)	2,475,000	8.8%	―	―
Entities affiliated with Wellington Management Group LLP (7)	1,662,726	5.9%	―	―
Directors and Officers
D.T. Ignacio Jayanti (8)	―	―	―	―
Jeremy S. Schein (8)	―	―	―	―
Paul Cabral (9)	―	―	―	―
Maripat Alpuche (8)	―	―	―	―
Daniel J. Eckert (8)	―	―	―	―
William I. Jacobs (8)	―	―	―	―
All officers and directors as a group (6 individuals)	―	―	―	―

(1)	Unless otherwise noted, the business address of each of the following is 717 Fifth Avenue, 24th Floor, New York, NY 10022.

(2)	Excludes Class A Ordinary Shares issuable pursuant to the Forward Purchase Agreement, as such shares will only be issued with the closing of our initial Partnering Transaction.

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

(5)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Consists of an aggregate of 2,634,118 Class A Ordinary Shares beneficially owned, or that may be deemed to be beneficially owned, by Aristeia Capital, L.L.C. The address of the principal business office of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

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

(7)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Consists of an aggregate of 1,662,726 Class A Ordinary Shares beneficially owned, or that may be deemed to be beneficially owned, by Wellington Management Group LLP (“Management Group”), certain of its affiliates and other companies as reported by Management Group, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP. The address of the Management Group is c/o Wellington Management Company LLP 280 Congress Street, Boston, MA 02210.

(8)
Does not include any shares indirectly owned by this individual as a result of his or her indirect ownership interest in our Sponsor. On March 15, 2023, the board of directors of the Company appointed Jeremy S. Schein as Chief Financial Officer of the Company.

(9)	On March 15, 2023, Mr. Cabral resigned as Chief Financial Officer of the Company. Mr. Cabral’s resignation did not result from a disagreement with the Company or the board of directors.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

We have entered into a registration and shareholder rights agreement with respect to the Founder Shares, Private Placement Warrants, and Private Placement Warrants that may be issued upon the conversion of working capital loans, which is described under the heading “Note 5. Commitments and Contingencies—Registration and Shareholder Rights” in the financial statements included elsewhere in this Current Report on Form 10-K.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, and of services rendered in connection with our Initial Public Offering, totaled approximately $117,685 and $137,763, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We had approximately $4,000 and $0 billed by WithumSmith+Brown, PC for tax fees for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

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

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022).

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

March 30, 2023
CORSAIR PARTNERING CORPORATION

	By:	/s/ D.T Ignacio Jayanti
		Name:	D.T Ignacio Jayanti
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. T. Ignacio Jayanti	Chief Executive Officer and Director	March 30, 2023
D. T. Ignacio Jayanti	(Principal Executive Officer)

/s/ Jeremy S. Schein	Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)	March 30, 2023
Jeremy S. Schein

/s/ Maripat Alpuche	Director	March 30, 2023
Maripat Alpuche

/s/ Daniel J. Eckert	Director	March 30, 2023
Daniel J. Eckert

/s/ William I. Jacobs	Director	March 30, 2023
William I. Jacobs

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Financial Statements	F-3
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Corsair Partnering Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Corsair Partnering Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from January 1, 2021 (Commencement of Operations) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 1, 2021 (Commencement of Operations) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 6, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York
March 30, 2022

CORSAIR PARTNERING CORPORATION
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$306,665	$881,821
Prepaid expenses	201,875	605,633
Total current assets	508,540	1,487,454
Investments held in Trust Account	285,226,827	280,950,832
Total Assets	$285,735,367	$282,438,286

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,213	$142,310
Accrued expenses	459,050	198,520
Due to related party	86,000	2,581
Total current liabilities	547,263	343,411
Derivative warrant liabilities	4,875,860	14,977,206
Deferred underwriting commissions in connection with the initial public offering	9,831,500	9,831,500
Total liabilities	15,254,623	25,152,117

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 28,090,000 shares at redemption value at approximately $10.15 and $10.00 per share as of December 31, 2022 and 2021, respectively	285,126,827	280,900,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.0001 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding as of December 31, 2022 and 2021	25	25
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,404,500 shares issued and outstanding as of December 31, 2022 and 2021	141	141
Additional paid-in capital	-	-
Accumulated deficit	(14,646,249)	(23,613,997)
Total shareholders’ deficit	(14,646,083)	(23,613,831)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$285,735,367	$282,438,286

The accompanying notes are an integral part of these financial statements.

CORSAIR PARTNERING CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from January 1, 2021 (Commencement of Operations) through December 31, 2021

General and administrative expenses	$1,182,766	$739,299
Loss from operations	(1,182,766)	(739,299)
Other income (expenses):
Change in fair value of derivative warrant liabilities	10,101,346	(591,013)
Offering costs associated with derivative warrant liabilities	-	(535,399)
Income from investments held in Trust Account	4,275,995	50,832
Net income (loss)	$13,194,575	$(1,814,879)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	28,090,000	13,699,452
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.44	$(0.12)
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	250,000	245,205
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.44	$(0.12)
Weighted average number of shares outstanding of Class F ordinary shares, basic and diluted	1,404,500	1,297,986
Basic and diluted net income (loss) per share, Class F ordinary shares	$0.44	$(0.12)

The accompanying notes are an integral part of these financial statements.

CORSAIR PARTNERING CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Year Ended December 31, 2022 and for the Period from January 1, 2021 (Commencement of Operations) Through December 31, 2021
	Ordinary shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	250,000	25	-	-	18,725	-	18,750
Issuance of Class F ordinary shares to Sponsor	-	-	-	-	1,437,500	144	6,106	-	6,250
Excess of cash received over fair value of private placement warrants	-	-	-	-	-	-	2,814,240	-	2,814,240
Forfeiture of Class F ordinary shares	-	-	-	-	(33,000)	(3)	3	-	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	-	(2,839,074)	(21,799,118)	(24,638,192)
Net loss	-	-	-	-	-	-	-	(1,814,879)	(1,814,879)
Balance - December 31, 2021	-	-	250,000	25	1,404,500	141	-	(23,613,997)	(23,613,831)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	-	-	(4,226,827)	(4,226,827)
Net income	-	-	-	-	-	-	-	13,194,575	13,194,575
Balance - December 31, 2022	-	$-	250,000	$25	1,404,500	$141	$-	$(14,646,249)	$(14,646,083)

The accompanying notes are an integral part of these financial statements.

CORSAIR PARTNERING CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from January 1, 2021 (Commencement of Operations) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$13,194,575	$(1,814,879)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B and Class F ordinary shares	-	25,000
Offering costs associated with derivative warrant liabilities	-	535,399
Income on investments from Trust Account	(4,275,995)	(50,832)
Due to related party	83,419	2,581
Change in fair value of derivative warrant liabilities	(10,101,346)	591,013
Changes in operating assets and liabilities:
Prepaid expenses	403,758	(605,633)
Accounts payable	(140,097)	142,310
Accrued expenses	345,530	113,520
Net cash used in operating activities	(490,156)	(1,061,521)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(280,900,000)
Net cash used in investing activities	-	(280,900,000)

Cash Flows from Financing Activities:
Loan proceeds received from related party	-	981,047
Repayment of loan to related party	-	(981,047)
Proceeds received from initial public offering, gross	-	280,900,000
Proceeds received from private placement	-	8,118,000
Offering costs paid	(85,000)	(6,174,658)
Net cash provided by (used in) financing activities	(85,000)	282,843,342

Net change in cash	(575,156)	881,821

Cash - beginning of the year	881,821	-
Cash - end of the year	$306,665	$881,821

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$85,000
Offering cost paid by related party under promissory note	$-	$9,831,500

The accompanying notes are an integral part of these financial statements.

CORSAIR PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Incorporation

Corsair Partnering Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on December 29, 2020 and commenced operations on January 1, 2021.

Sponsor

The Company’s Sponsor is Corsair Partnering Sponsor LP, a Cayman Islands limited partnership (the “Sponsor”). On January 8, 2021, an affiliate of the Company temporarily subscribed for (a) 2,300,000 Founder Shares (as defined in Note 4) in exchange for a capital contribution of $6,250, or approximately $0.0027 per share and (b) 120,000 Class B Performance Shares (as defined in Note 4) for a capital contribution of $18,750, or approximately $0.1563 per share and on January 21, 2021 (x) exchanged 130,000 Founder Shares on a one for one basis for Performance Shares and (y) surrendered 157,500 Founder Shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021, the Sponsor surrendered 575,000 Founder Shares for no consideration, such that there were 1,437,500 Founder Shares and 250,000 Performance Shares issued and outstanding (with up to 187,500 Founder Shares subject to forfeiture depending on the extent to which the Underwriters’ Over-Allotment Option was exercised). On July 15, 2021 the underwriter purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Class F ordinary shares on July 15, 2021 and there are 1,404,500 Class F ordinary shares outstanding as of December 31, 2022 and 2021. All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders.

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
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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

Pursuant to the Letter Agreement, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act (as defined below).

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
NOTES TO FINANCIAL STATEMENTS
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

Going Concern and Capital Resources

As of December 31, 2022, the Company had approximately $307,000 in its operating bank account and working capital deficit of approximately $39,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares (as defined in Note 4), a loan from the Sponsor under the Note (as defined in Note 4) of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that working capital needs, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 6, 2023 (or October 6, 2023, as applicable). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 6, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held as of December 31, 2022 and 2021.

CORSAIR PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS
Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature (see Note 9).

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

CORSAIR PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS
Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering including exercise of over-allotment option. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of December 31, 2022 and 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of December 31, 2022 is determined using the fair value of the Public Warrants, as the Black-Scholes model used historically did not produce a meaningful result. The fair value of the Private Placement Warrants as of December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 28,090,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, we recognize changes in the redemption value as increases in redemption value of Class A ordinary share subject to possible redemption as reflected on the statements of changes in shareholders’ deficit.

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

CORSAIR PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Year Ended December 31, 2022			For the Period from January 1, 2021 (Commencement of Operations) through December 31, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$12,460,644	$110,899	$623,032	$(1,631,138)	$(29,196)	$(154,546)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,090,000	250,000	1,404,500	13,699,452	245,205	1,297,986

Basic and diluted net income (loss) per ordinary share	$0.44	$0.44	$0.44	$(0.12)	$(0.12)	$(0.12)

Income Taxes

FASB ASC Topic 740 “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

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

CORSAIR PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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

In order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Partnering Transaction entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On June 30, 2021, the Company entered into an agreement with the Sponsor providing that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company may agree to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $15,000 per month. For the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, $180,000 and $90,000, respectively, have been incurred. The Company had $90,000 accrued as of December 31, 2022 and 2021, respectively, which is included in the due to related party on the accompanying balance sheets.

In addition, the Sponsor, its executive officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partnering candidates and performing due diligence on suitable Partnering Transactions. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company or their affiliates. As of December 31, 2022, the Company had approximately $4,000 in receivables from the Sponsor due to overpayment of an expense. As of December 31, 2021, the Company had approximately $3,000 in due to related party for such expense reimbursement.

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
NOTES TO FINANCIAL STATEMENTS
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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 28,090,000 Class A ordinary shares outstanding subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$280,900,000
Less:
Fair value of Public Warrants at issuance	(9,082,433)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(15,555,759)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	24,638,192
Class A ordinary shares subject to possible redemption at December 31, 2021	280,900,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	4,226,827
Class A ordinary shares subject to possible redemption at December 31, 2022	$285,126,827

CORSAIR PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there are no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 28,090,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).

Class F Ordinary Shares-The Company is authorized to issue 50,000,000 Class F ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, the Company had 1,404,500 Class F ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share exchange and share surrenders as discussed in Note 4.

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

Class B Ordinary Shares-The Company is authorized to issue 1,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 250,000 Class B ordinary shares and issued and outstanding, which amounts have been adjusted to reflect the share exchange as discussed in Note 4.

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
NOTES TO FINANCIAL STATEMENTS
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

NOTE 8. WARRANTS

In connection with the Initial Public Offering and over-allotment, 9,363,333 Public Warrants and 5,412,000 Private Placement Warrants were issued as of December 31, 2022 and 2021.

No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment, as discussed below, at any time commencing 30 days after the completion of a Partnering Transaction; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a registration statement, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

CORSAIR PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

CORSAIR PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, by level within the fair value hierarchy:

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities(1)	$285,226,827	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$3,089,900	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$1,785,960	$-

(1) Includes $1,209 of cash balance held within the Trust Account

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities(2)	$280,950,832	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$9,456,966	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$5,520,240

(2) Includes $1,209 of cash balance held within the Trust Account

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in August 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in December 2022, as the Black-Scholes model used historically did not produce a meaningful result, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between Levels for the period from January 1, 2021 (commencement of operations) through December 31, 2022.

Level 1 assets and liabilities include investments in U.S. government securities and derivative warrant liabilities (Public Warrants), respectively. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and of the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, the Company recognized a gain/(loss) on the statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately $10.1 million and $(591,013), respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements input at their measurement date:

December 31, 2021
Exercise price	$11.50
Stock price	$9.76
Volatility	15.2%
Term (years)	5.5
Risk-free rate	1.30%
Dividend yield	0.0%

CORSAIR PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS
The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$5,520,240
Change in fair value of derivative warrant liabilities	(5,060,220)
Transfer of Private Placement Warrants to Level 2	(460,020)
Derivative warrant liabilities at December 31, 2022	$-

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	14,386,193
Transfer of Public Warrants to Level 1	(9,082,433)
Change in fair value of derivative warrant liabilities	216,480
Derivative warrant liabilities at December 31, 2021	$5,520,240

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.