Form 10-K/A
period 2022-12-31
Corsair Partnering Corp
filed 2023-04-14
CIK 1842659

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment No. 1”) to the Annual Report on Form 10-K of Corsair Partnering Corporation (the “Company”) for the period ended December 31, 2022, originally filed with the Securities and Exchange Commission on March 30, 2023, is being filed solely to correct a typographical error with the issue date of the report provided by the Company’s independent auditor WithumSmith+Brown, PC. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Form 10-K in this Amendment No. 1. However, there have been no changes to the text of such item other than the change in the date of the auditor’s report.

In addition, the Company is including in this Amendment No. 1 currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

Except as expressly set forth above, this Amendment No. 1 speaks as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to that date, nor does it modify or update in any way disclosure made in the original Form 10-K.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Amendment No. 1 to the Annual Report on Form 10-K and is included herein by reference.

2

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:

(1)	Financial Statements:

The financial statements are found in a separate section of this Report starting on pages F-1. See the “Index to Financial Statements” on page F-1.

(2)	Financial Statement Schedules

There are no financial statement schedules filed as part of this Amendment No. 1 to the Annual Report on Form 10-K, since the required information is included in the financial statements, including the notes thereto, included in “Item 8. Financial Statements and Supplementary Data” or the circumstances requiring inclusion of such schedules are not present.

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

3

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

4

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2023
CORSAIR PARTNERING CORPORATION

	By:	/s/ D.T. Ignacio Jayanti
		Name:	D.T. Ignacio Jayanti
		Title:	Chief Executive Officer

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements	F-3
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Corsair Partnering Corporation:

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
March 30, 2023
PCAOB Number 100

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