Form 10-Q
period 2023-03-31
Corsair Partnering Corp
filed 2023-05-12
CIK 1842659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2023
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

As of May 12, 2023, 28,090,000 Class A ordinary shares, par value $0.0001 per share, 250,000 Class B ordinary shares, par value $0.0001 per share, and 1,404,500 Class F ordinary shares, par value $0.0001 per share, were issued and outstanding.

CORSAIR PARTNERING CORPORATION
Form 10-Q
For the Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
 CORSAIR PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
Assets:	(Unaudited)
Current assets:
Cash	$166,023	$306,665
Prepaid expenses	164,687	201,875
Total current assets	330,710	508,540
Investments held in Trust Account	288,351,907	285,226,827
Total Assets	$288,682,617	$285,735,367

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,418	$2,213
Accrued expenses	533,300	459,050
Due to related party	135,426	86,000
Total current liabilities	671,144	547,263
Derivative warrant liabilities	2,365,530	4,875,860
Deferred underwriting commissions in connection with the initial public offering	9,831,500	9,831,500
Total Liabilities	12,868,174	15,254,623

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 28,090,000 shares at redemption value at approximately $10.26 and $10.15 per share as of March 31, 2023 and December 31, 2022, respectively	288,251,907	285,126,827

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	25	25
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,404,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	141	141
Additional paid-in capital	-	-
Accumulated deficit	(12,437,630)	(14,646,249)
Total shareholders’ deficit	(12,437,464)	(14,646,083)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$288,682,617	$285,735,367

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022

General and administrative expenses	$301,711	$431,020
Loss from operations	(301,711)	(431,020)
Other income
Change in fair value of derivative warrant liabilities	2,510,330	8,771,566
Income from investments held in Trust Account	3,125,080	65,464
Net income	$5,333,699	$8,406,010

Basic and Diluted weighted average number of shares outstanding of Class A ordinary shares	28,090,000	28,090,000
Basic and Diluted net income per share, Class A ordinary shares	$0.18	$0.28
Basic and Diluted weighted average number of shares outstanding of Class B ordinary shares	250,000	250,000
Basic and Diluted net income per share, Class B ordinary shares	$0.18	$0.28
Basic and Diluted weighted average number of shares outstanding of Class F ordinary shares	1,404,500	1,404,500
Basic and Diluted net income per share, Class F ordinary shares	$0.18	$0.28

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary shares
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	-	$-	250,000	$25	1,404,500	$141	$-	$(14,646,249)	$(14,646,083)
Net income	-	-	-	-	-	-	-	5,333,699	5,333,699
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	-	-	(3,125,080)	(3,125,080)
Balance - March 31, 2023 (unaudited)	-	$-	250,000	$25	1,404,500	$141	$-	$(12,437,630)	$(12,437,464)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary shares
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	250,000	$25	1,404,500	$141	$-	$(23,613,997)	$(23,613,831)
Net income	-	-	-	-	-	-	-	8,406,010	8,406,010
Balance - March 31, 2022 (unaudited)	-	$-	250,000	$25	1,404,500	$141	$-	$(15,207,987)	$(15,207,821)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORSAIR PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$5,333,699	$8,406,010
Adjustments to reconcile net income to net cash used in operating activities:
Income on investments from Trust Account	(3,125,080)	(65,464)
Due to related party	49,426	(11,573)
Change in fair value of derivative warrant liabilities	(2,510,330)	(8,771,566)
Changes in operating assets and liabilities:
Prepaid expenses	37,188	109,613
Accounts payable	205	(124,762)
Accrued expenses	74,250	112,951
Net cash used in operating activities	(140,642)	(344,791)

Net change in cash	(140,642)	(344,791)

Cash - beginning of the period	306,665	881,821
Cash - end of the period	$166,023	$537,030

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

Sponsor

The Company’s Sponsor is Corsair Partnering Sponsor LP, a Cayman Islands limited partnership (the “Sponsor”). On January 8, 2021, an affiliate of the Company temporarily subscribed for (a) 2,300,000 Founder Shares (as defined in Note 4) in exchange for a capital contribution of $6,250, or approximately $0.0027 per share and (b) 120,000 Class B Performance Shares (as defined in Note 4) for a capital contribution of $18,750, or approximately $0.1563 per share and on January 21, 2021 (x) exchanged 130,000 Founder Shares on a one for one basis for Performance Shares and (y) surrendered 157,500 Founder Shares. Such Founder Shares and Performance Shares were assigned to the Sponsor on January 28, 2021. On April 30, 2021, the Sponsor surrendered 575,000 Founder Shares for no consideration, such that there were 1,437,500 Founder Shares and 250,000 Performance Shares issued and outstanding (with up to 187,500 Founder Shares subject to forfeiture depending on the extent to which the Underwriters’ Over-Allotment Option was exercised). On July 15, 2021 the underwriter purchased an additional 3,090,000 Units pursuant to the partial exercise of the over-allotment option. As a result, the Sponsor subsequently forfeited 33,000 Class F ordinary shares on July 15, 2021 and there are 1,404,500 Class F ordinary shares outstanding as of March 31, 2023 and December 31, 2022.  All shares and associated amounts have been retroactively restated to reflect the share exchange and the share surrenders.

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

Beginning in March 2023, instability in the banking sector led to the failure of several financial institutions. Although these failures have not impacted the Company to date, the Company currently has its cash and cash equivalents held in deposit at a single financial institution. At the current time, the Company's cash balance with such financial institution is below the Federal Deposit Insurance Corporation insurance limit. However, in the future, the Company may consider diversifying a portion of its cash and cash equivalents with other financial institutions in order to reduce the risks associated with maintaining all of its cash and cash equivalents at one financial institution. In the event of a failure of the financial institution where the Company maintains its deposits, the Company may incur a loss which could have a material adverse effect upon the Company's liquidity, financial condition and its results of operations. However, the specific impact on the Company's financial condition, results of operations and cash flows is not determinable as of the date of these condensed financial statements.

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $166,000 in its operating bank account and working capital deficit of approximately $340,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares (as defined in Note 4), a loan from the Sponsor under the Note (as defined in Note 4) of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that working capital needs, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by July 6, 2023 (or October 6, 2023, as applicable). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 6, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10K and Form 10-K/A filed by the Company with the SEC on March 30, 2023 and April 14, 2023, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held as of March 31, 2023 and December 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of March 31, 2023 and December 31, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2023 and December 31, 2022 is determined using the fair value of the Public Warrants, as the Black-Scholes model used historically did not produce a meaningful result. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 28,090,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, we recognize changes in the redemption value as increases in redemption value of Class A ordinary share subject to possible redemption as reflected on the unaudited condensed statements of changes in shareholders’ deficit.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$5,037,019	$44,829	$251,851	$7,938,436	$70,652	$396,922

Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,090,000	250,000	1,404,500	28,090,000	250,000	1,404,500

Basic and diluted net income per ordinary share	$0.18	$0.18	$0.18	$0.28	$0.28	$0.28

Income Taxes

FASB ASC Topic 740 “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its unaudited condensed financial statements.

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

In order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Partnering Transaction entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On June 30, 2021, the Company entered into an agreement with the Sponsor providing that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company may agree to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $15,000 per month. For the three months ended March 31, 2023 and 2022, $45,000 have been incurred. There is approximately $135,000 outstanding balance due to the Sponsor as of March 31, 2023, and $90,000 as of December 31, 2022.

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 28,090,000 Class A ordinary shares outstanding subject to possible redemption.

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$280,900,000
Less:
Fair value of Public Warrants at issuance	(9,082,433)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(15,555,759)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	28,865,019
Class A ordinary shares subject to possible redemption at December 31, 2022	285,126,827
Increase in redemption value of Class A ordinary shares subject to possible redemption	3,125,080
Class A ordinary shares subject to possible redemption at March 31, 2023	$288,251,907

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there are no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 380,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 28,090,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).

Class F Ordinary Shares-The Company is authorized to issue 50,000,000 Class F ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, the Company had 1,404,500 Class F ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share exchange and share surrenders as discussed in Note 4.

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

CORSAIR PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class B Ordinary Shares-The Company is authorized to issue 1,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 250,000 Class B ordinary shares and issued and outstanding, which amounts have been adjusted to reflect the share exchange as discussed in Note 4.

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

NOTE 8. WARRANTS

In connection with the Initial Public Offering and over-allotment, 9,363,333 Public Warrants and 5,412,000 Private Placement Warrants were issued as of March 31, 2023 and December 31, 2022.

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

NOTE 9. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

March 31, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$288,351,907	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$1,499,070	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$866,460	$-

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities(1)	$285,226,827	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$3,089,900	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$1,785,960	$-

(1)	Includes cash balance held within the Trust Account of $521 for December 31, 2022.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in August 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in December 2022, as the Black-Scholes model used historically did not produce a meaningful result, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between Levels for the period from January 1, 2021 (commencement of operations) through March 31, 2023.
Level 1 assets and liabilities include investments in U.S. government securities and derivative warrant liabilities (Public Warrants), respectively. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and of the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the three months ended March 31, 2023 and 2022, the Company recognized a gain on the condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $2.5 million and $8.8 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 is summarized as follows:

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

Prior to the Partnering Transaction or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Partnering Transaction will be made from funds held outside the Trust Account. As of March 31, 2023 and December 31, 2022, the Company had a payable of approximately $130,000 and $86,000, respectively, in due to a related party for such expense reimbursement.

Going Concern and Capital Resources

As of March 31, 2023, the Company had approximately $166,000 in its operating bank account and working capital deficit of approximately $340,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from related parties to cover for certain expenses on the Company’s behalf in exchange for issuance of Founder Shares and Performance Shares, a loan from the Sponsor under an unsecured promissory note (the “Note”) of approximately $231,000, and an advance from the Sponsor of $750,000 to be used in case the over-allotment option was exercised in full by the underwriters. The Company repaid the Note balance of approximately $231,000 on July 6, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (the “Working Capital Loans”). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that working capital needs, mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. We intend to complete our initial business combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any business combination by July 6, 2023 (or October 6, 2023, as applicable). No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 6, 2023. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Results of Operations

Our entire activity from January 1, 2021 (commencement of operations) through March 31, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Partnering Transaction. We will not be generating any operating revenues until the closing and completion of our initial Partnering Transaction.

For the three months ended March 31, 2023, we had net gain of approximately $5,334,000, which consisted of a non-operating gain of approximately $2,510,000 for the change in fair value of derivative warrant liabilities, approximately $3,125,000 of income from investments held in the Trust Account, offset by approximately $302,000 of general and administrative expenses.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of March 31, 2023 and December 31, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2023 and December 31, 2022 is determined using the fair value of the Public Warrants, as the Black-Scholes model used historically did not produce a meaningful result. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares is classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 28,090,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 14,775,333 Class A Ordinary Shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K and Form 10-K/A filed with the SEC on March 30, 2023 and April 14, 2023, respectively. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 12, 2023	CORSAIR PARTNERING CORPORATION

	By:	/s/ D.T Ignacio Jayanti
	Name:	D.T Ignacio Jayanti
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2023

	By:	/s/ Jeremy S. Schein
	Name:	Jeremy S. Schein
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)